Form 10-K
period 2024-12-31
StratCap Digital Infrastructure REIT, Inc.
filed 2025-05-09
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 333-284566 (1933 Act)

StratCap Digital Infrastructure REIT, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-3123526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

660 Steamboat Road, First Floor
Greenwich, CT	06830
(Address of Principal Executive Offices)	(Zip Code)

(475) 465-0056

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities Registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.

As of May 1, 2025, the registrant had the following shares outstanding: 4,716,996 outstanding shares of Class A common stock 1,462,758 outstanding shares of Class AX common stock, 1,896,430 outstanding shares of Class I common stock, and 1,881,627 outstanding shares of Class IX common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of StratCap Digital Infrastructure REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory developments, future business decisions, and other aspects of our business or general economic conditions, all of which are difficult or impossible to accurately predict and many of which are beyond our control.

Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans and objectives, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS SUMMARY

This risk factor summary below should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A. “Risk Factors” of this Annual Report.

•	We may not be able to successfully raise capital in our offering of up to $575,000,000 in shares of our common stock, which we refer to as our “shares”, consisting of up to $500,000,000 million in shares in our primary offering (“Primary Offering”) and up to $75 million in shares pursuant to our distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Public Offering”, and together with the Private Offering (as defined below) and OP Unit Offering (as defined below), the “Offerings”).

•	We are dependent on the resources and personnel of StratCap Digital Infrastructure Advisors II, LLC (in its capacity as our advisor, the “Advisor”), StratCap Investment Management, LLC (our “Sponsor”) and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on our behalf.

•	The performance of our Advisor and our Sponsor may affect our performance.

•	We may not be able to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes.

•	We may not have access to financing for its investments.

•	We may not be able to make distributions to its stockholders and may make distributions from sources other than cash flow from operations. If we pay distributions from sources other than cash flows from operations, we will have less funds available for investment, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

•	There is a lack of a public trading market for our shares.

•	Our operating results will be affected by the impact of economic conditions on the tenants, borrowers and others who we depend on to make payments to it.

•	Our Advisor may not be able to attract and retain sufficient personnel to support growth and operations.

•	We have a limited operating history.

•	Our operating results may be affected by the difficulties in economic conditions generally and the real estate, debt, and securities markets specifically.

•	We may make changes in our business or investment strategy without stockholder approval.

•	Our results of operations may be affected by environmental compliance costs and liabilities.

•	Our Advisor’s due diligence may fail to identify all relevant facts in our underwriting process or otherwise.

•	Our performance will be subject to the impact of the market and other conditions influencing the availability of equity versus debt investments and performance of our investments relative to its expectations and the impact on the actual return on invested equity, as well as the cash provided by these investments.

•	Our results of operations may be affected by defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms.

•	We are subject to competition in the investments it makes.

•	Our performance is subject to the risks associated with using debt to fund our business activities, including re-financing and interest rate risks.

•	The investments in our portfolio are illiquid, our share repurchase program is subject to limitations and we may suspend or terminate the share repurchase program at any time.

•	Our risk management systems may not be effective.

•	Our business is subject to information technology risks, including capacity constraints, failures, or disruptions in our systems or those of parties with which we interact, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus.

•	We may not be able to realize current and expected returns over the life of its investments.

•	We may not be able to maintain effective internal controls.

•	Our business may be affected by regulatory requirements with respect to our business, as well as the related cost of compliance.

•	Our loans are subject to risks associated with guarantees and indemnities.

•	We may fail to qualify or maintain its qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and is subject to limitations imposed on our business by its status as a REIT.

•	Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of coronavirus.

•	Our business may be affected by changes in laws or regulations governing various aspects of our business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the Securities & Exchange Commission (the “SEC”), or the Financial Industry Regulatory Authority (“FINRA”) and changes to laws governing the taxation of REITs.

•	We may not be able to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

•	Our performance may be affected by general volatility in domestic and international capital markets and economies.

•	Our performance may be affected by regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims.

•	There may be conflicts of interests arising among us and our Sponsor and its affiliates.

•	Our cash reserves and working capital may not be adequate.

•	Our performance may be affected by increases in interest rates, operating costs and expenses, or greater than expected capital expenditures.

•	Our operating performance may be affected by timing of cash flows, if any, from our investments.

•	Our performance is subject to other risks associated with investing in our targeted investments.

PART I.

ITEM 1. BUSINESS

References herein to “StratCap Digital Infrastructure REIT,” “DIR,” “Company,” “we,” “us,” or “our” refer to StratCap Digital Infrastructure REIT, Inc., a Maryland corporation, and its subsidiaries including SWIF II Operating Partnership, LP, a Delaware limited partnership, which we refer to herein as the “Operating Partnership” unless the context specifically requires otherwise. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

General Description of Business and Operations

StratCap Digital Infrastructure REIT, Inc. is a Maryland corporation formed on April 7, 2021 for the principal purpose of acquiring and/or establishing, operating, managing and leasing digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments, and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, DIR may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems (“DAS”), and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth. DIR conducts its operations as a REIT for U.S. federal income tax purposes and elected to be taxed as a REIT beginning with its taxable year ended December 31, 2021.We are the sole general partner of the Operating Partnership. We and the Operating Partnership are externally managed by our Advisor, StratCap Digital Infrastructure Advisors II, LLC, our Advisor, a Delaware limited liability company that owns a special limited partner interest in the Operating Partnership. Our Advisor is an affiliate of StratCap Investment Management, LLC, our Sponsor, which is an affiliate of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital”).

We rely on our Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of that certain Second Amended and Restated Advisory Agreement, dated October 17, 2024 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends August 18, 2025, subject to renewal by mutual consent of the Company and our Advisor for an unlimited number of successive one-year periods. Our Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. Our Advisor’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. We pay our Advisor fees and dividends and reimburse it for certain expenses incurred on our behalf. Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed.

In July 2021, we commenced a private offering of our common stock (the “Private Offering”) consisting of shares of Class A common stock, $0.01 par value per share (“Class A shares”), shares of Class AX common stock, $0.01 par value per share (“Class AX shares”), shares of Class D common stock, $0.01 par value per share (“Class D shares”), shares of Class DX common stock, $0.01 par value per share (“Class DX shares”), shares of Class I common stock, $0.01 par value per share (“Class I shares”) and shares of Class IX common stock, $0.01 par value per share (“Class IX shares”) pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the Private Offering was being made. In general, in lieu of receiving cash distributions that are expected to be authorized by our board of directors, distributions to holders of Class AX shares, Class DX shares and Class IX shares shall be deemed distributed and then invested in additional shares of the same class at the applicable transaction price per share, net of any selling commissions associated with the applicable share class. We terminated the Private Offering prior to the commencement of the Public Offering (as defined below).

In addition, on January 18, 2022, we began offering Class P interests in our Operating Partnership (“Class P OP Units”), and Class PX interests in our Operating Partnership (“Class PX OP Units”), in a private offering to accredited investors only pursuant to a confidential private placement memorandum (the “OP Unit Offering”). We terminated the OP Unit Offering prior to commencement of the Public Offering. The Class P OP Units and Class PX OP Units will be exchangeable at the applicable exchange ratio, in certain circumstances, into Class I shares and Class IX shares. In general, each such unit will share in distributions from the Operating Partnership when such distributions are declared by the Company, as made in the Company’s sole discretion as the sole general partner of the Operating Partnership.

On February 14, 2025, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-284566) for our initial public offering of common stock. We have registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in our Primary Offering and up to $75 million in shares under our DRP. We are selling any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares in the Public Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Public Offering varies and generally equals our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. Our dealer manager in the Offerings, StratCap Securities, LLC (the “Dealer Manager”), is an affiliate of our Advisor. As of December 31, 2024, we had not sold any shares pursuant to the Public Offering. As of the date of this filing, we had accepted investors’ subscriptions for and issued approximately 9,443 Class T shares and 280,552 Class I shares, including the purchase of 261,004.42 Class I shares by our Sponsor, resulting in receipt of gross proceeds of approximately $2,970,519 pursuant to the Public Offering.

Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock and is available generally within 15 calendar days after the end of the applicable month. However, in certain circumstances, the transaction price is not made available until a later time. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details.

As of December 31, 2024, through wholly-owned subsidiaries of the Operating Partnership, we owned 100% of the fee simple interest in 39 towers with associated ground leases or easements, two data centers, 61 tenant leases and other related assets, as well as a 51% interest, through our joint venture with DataCom LP (the “DataCom Joint Venture”), which is an unconsolidated joint venture, in 139 towers with associated ground leases or easements, two rooftop easements, 199 tenant leases and other related assets. Industrial market fundamentals remain favorable, and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio,” for further details on our real estate portfolio. See “Note 3 and Note 10 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for detail regarding our investment and acquisition activity for the year ended December 31, 2024.

Investment Objectives

Our primary investment objectives are to:

•	assemble and operate a diversified portfolio of digital infrastructure assets;

•	preserve and protect investor capital;

•	provide attractive risk-adjusted returns to our investors;

•	deliver tax-efficient income to our investors via regular distributions; and

•	realize growth in the value of our investments over time.

We cannot assure investors that we will achieve our investment objectives. In particular, we note that the NAV of non-traded REITs may be subject to volatility related to the values of their underlying assets.

Investment Strategy

Our investment strategy is to capitalize on the overwhelming demand for digital infrastructure in order to provide investors with stable, tax-efficient cash distributions, as well as growth in the value of their shares. Our strategy entails acquiring and/or establishing, operating, managing and leasing digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, we may invest in other real estate-related assets and telecommunications infrastructure such as small cells and DAS wherein management believes there is an opportunity for considerable income and/or growth. There is no limitation on the number, size or type of assets we may acquire or the percentage of net proceeds of our Offerings that may be invested in a single investment. We will focus our investment activities on digital infrastructure, preferably with long-term leases or contracts, to creditworthy tenants or customers.

As part of our core business, we provide and expect to continue to provide access, including space or capacity, to towers, data centers, wireless rooftop or ground easements, and fiber networks via long-term contracts or leases to creditworthy tenants or customers that often contain annual rent/lease increases. In general, cell towers and easement assets can accommodate multiple customers for antennas and/or other equipment necessary to support the transmission of signals for wireless communication devices. We seek to create additional value by increasing our site rental revenues by co-locating or adding more tenants via long-term leases on our digital infrastructure real estate, through tenant lease amendments, or through build-to-suit and development opportunities. We expect these initiatives to result in significant incremental cash flows due to the relatively fixed operating costs associated with these assets. In the case of our fiber networks, we will seek to further expand coverage and service areas to allow access to new prospective customers. In addition, we may offer certain network services relating to the expansion of our digital infrastructure, predominately consisting of site development services, including, but not limited to: site acquisition, architectural and engineering, design, zoning and permitting, new cell site, small cell, DAS and fiber network build-outs.

With regard to data center real estate investments, we have focused and expect to continue focus our investment activities on acquiring mission critical properties, preferably with long-term leases, to creditworthy tenants, focusing primarily on telecommunications switch and edge data centers. We may also seek to invest in wholesale, enterprise, co-location or other types of data center properties should management believe there is an opportunity for considerable income and/or growth. We generally will seek investments that produce current income. However, we may acquire single and/or multi-tenant data center properties that may or may not be fully occupied, or those that we believe can benefit from certain value enhancement strategies. We expect to generate additional value by implementing enhancement strategies that may include: lease-up and stabilization, maximizing utilization, facility expansion, cost control efforts, conversion from a single tenant data center to a multitenant data center, adjusting under market rents to current market rates, working with developers on build-to-suit projects, providing facility management services to tenants, and other real estate strategies that we believe may lead to overall appreciation in the value of assets.

Our long-term strategy is based on our belief that additional demand for digital infrastructure will be created by the anticipated continued growth in the number of connected devices, the ongoing usage and reliance upon mobile devices, data, information and media applications, greater adoption of virtual platforms as a result of COVID-19, and the expectation of the major U.S. wireless carriers to continue the implementation of newer, more powerful 5G networks. We believe that ongoing demand for digital infrastructure will create significant future growth opportunities for us.

We have acquired and intend to continue to acquire assets located in the United States, but may consider acquisitions of assets located outside of the United States. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria; provided that we do not intend for such investments to constitute a significant portion of our assets, and we will evaluate our assets to ensure that any such investments do not cause us or any of our subsidiaries to be an investment company under the Investment Company Act or cause our Advisor to have assets under management that would require our Advisor to register as an investment Advisor under the Investment Advisers Act of 1940, as amended. The number and mix of assets and other real estate-related investments comprising our portfolio will depend upon market conditions and other circumstances existing at the time we acquire assets and other real estate-related investments, and the amount of proceeds raised in the Public Offering. As a result, we may acquire assets other than the types described in this Annual Report. In addition, we may acquire assets that vary from the parameters described in this Annual Report.

Our board of directors adopted a policy pursuant to which, subject to the terms and conditions of our Advisory Agreement, our Advisor will be authorized to make any and all investments in assets with a contract purchase price less than $1,000,000 without obtaining the prior approval of our board of directors, so long as any such investment would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such assets does not exceed the fair market value of such assets.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner.

We may enter into joint ventures and other co-ownership arrangements or participations with other affiliated programs; however, our charter permits such joint ventures only if a majority of our board of directors, including a majority of the independent directors, not otherwise interested in the transaction approve our investment as fair and reasonable and on substantially the same terms and conditions as those received by other joint venturers. We may enter into joint ventures and make similar arrangements for the purpose of acquiring, owning, and operating digital infrastructure real estate. In determining whether to invest in a particular joint venture, our Advisor will evaluate the asset that such joint venture owns, or is being formed to own, under the same criteria described above for the selection of our real estate investments.

Borrowing Policies

Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. However, we can exceed this threshold if doing so is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation of the justification for the excess borrowing.

Examples of justifications that could be found by a majority of our independent directors include: (i) if the value of our portfolio declined and new borrowings were necessary to repay existing obligations, (ii) to pay sufficient dividends to maintain our REIT status, or (iii) to buy a property where an exceptional acquisition opportunity presented itself and the terms of the debt and nature of the property were such that the debt did not increase the risk that we would become unable to meet our financial obligations as they became due. There is no limitation on the amount we may borrow for the purchase of any single property, but our portfolio leverage cannot exceed 75% of the cost of our investments without justification; however, we intend to target a leverage ratio of the greater of 65% loan-to-value or loan-to-cost. During the initial stages of the Public Offering, however, our leverage ratio could exceed our target leverage ratio. Should a majority of our independent directors find justification, there will be no limitation on our portfolio leverage.

We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in assets, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing we utilize at any given time will be dependent upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to raise equity proceeds from the sale of our securities in this and future offerings, our ability to pay dividends, the availability of properties meeting our investment criteria, the availability of debt financing, and changes in the cost of debt financing. To help finance our initial acquisitions, we may utilize short-term borrowings. However, after our initial property acquisitions, as a general principle, we anticipate that the term of any debt financing we utilize will correspond to the anticipated holding period for the respective asset.

Our use of leverage increases the risk of default on mortgage payments and a resulting foreclosure of a particular asset. To the extent that we do not obtain mortgage loans on our assets, our ability to acquire additional properties will be limited. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. Our Advisor will seek to obtain financing on our behalf on the most favorable terms available. Lenders may have recourse to assets not securing the repayment of indebtedness.

Our Advisor may refinance assets during the term of a loan in various circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures, or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in dividend dividends from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate.

We may repay borrowings under any future credit facility or under any future long-term mortgage debt with proceeds from the sale of properties, operating cash flow, long-term mortgage debt, proceeds from the Public Offering, proceeds from any future private or public offering, or proceeds from any other future securities offerings.

Our Taxation as a REIT

We conduct our operations as a REIT for U.S. federal income tax purposes and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2021. Furthermore, we intend to operate in such a manner as to continue to qualify for taxation as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), so long as our board of directors determines that REIT qualification remains in our best interest. Our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Those qualification tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of the ownership of our shares, and the percentage of our taxable income that we distribute. Accordingly, no assurance can be given by us that our actual results of operations for any particular taxable year will satisfy such requirements.

Employees

The Company is externally managed and currently has no employees. Employees of our Advisor perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Governmental Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; and (iv) federal, state and local environmental laws, ordinances, and regulations.

Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own, or on properties that may be acquired in the future.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Such other potential buyers may include other listed and non-listed REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. These potential buyers may have substantially greater financial resources and experience than we do. At the time we elect to dispose of our properties, we may be in competition with sellers of similar properties to locate suitable purchasers.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with our Sponsor, our Advisor and its affiliates. See Item 1A- “Risk Factors - Risks Related to Conflicts of Interest.”

Available Information

We are subject to the reporting and information requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, we file Annual Reports, Quarterly Reports, and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filing, may be obtained free of charge from our website, https://www.digitalinfrastructurereit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, that will contain our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

ITEM 1A. RISK FACTORS

You should specifically consider the following material risks in addition to the other information contained in this Annual Report. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

Risks Related to an Investment in the Company

We have a limited operating history and limited established financing sources, and the prior performance of real estate programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We were formed on April 7, 2021, and therefore, have a limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. Although the members of our Advisor’s management have significant experience in the acquisition, finance, management and development of commercial real estate, the prior performance of real estate investment programs sponsored by the members of our Advisor’s management team and other affiliates of our Advisor may not be indicative of our future results.

Moreover, we have limited established financing sources.

We may not succeed in achieving our goals, and our failure to do so could cause you to lose all or a portion of your investment.

Because the Public Offering is a “blind pool” offering, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.

We have not identified all of the properties we will acquire with the net proceeds from the Public Offering. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of properties. We intend to invest the net proceeds from the Public Offering in digital infrastructure real estate assets. We also may, in the discretion of our board of directors, invest in other types of real estate or in entities that invest in real estate.

Our Expense Support Agreement may be terminated by us or our Advisor at any time upon 30 days’ notice.

We entered into an Expense Support Agreement with our Advisor and the Operating Partnership on August 18, 2023 with an effective date of July 13, 2021 (as amended, the “Expense Support Agreement”). Pursuant to the terms of the Expense Support Agreement, as amended, we or our Advisor may terminate the Expense Support Agreement at any time, without penalty, upon 30 days’ notice. If our Advisor terminates the Expense Support Agreement, we must then reimburse our Advisor for all current unreimbursed expense payments on a quarterly basis as provided in the Expense Support Agreement.

Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsor initially held a $200,000 investment in us through the purchase of approximately 20,000 Class IX shares at $10.00 per share. On May 1, 2025, our sponsor made an additional equity investment through the purchase of 261,004.42 Class I shares, resulting in the receipt of gross proceeds by the Company of approximately $2,670,519. As a result, our sponsor will have limited exposure to loss in value of our stock. With this limited exposure, our investors may be at a greater risk of loss because our sponsor may have less to lose from a decrease in the value of our stock as does a sponsor that makes more significant equity investments in its company.

Your ability to have your shares repurchased through our share repurchase program is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase program, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our stock. In addition, the aggregate NAV of total repurchases of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares and Class T shares will be limited to no more than 1.67% of our aggregate NAV per month (with the first month of each calendar quarter limitation being 1.66% instead of 1.67%), which will be measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month, and no more than 5% of our aggregate NAV per calendar quarter, which will be measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months. For the avoidance of doubt, the aggregate NAV per month that is used to calculate the aforementioned limitations of our share repurchase program will be the Company’s aggregate NAV per month excluding our Operating Partnership’s aggregate NAV per month. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase program within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Financial volatility and geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas war. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. We could experience negative impacts to our business and results of operations as a result of macroeconomic, geopolitical and other challenges, uncertainties and volatility. It is not possible to predict to what extent the foregoing events may negatively impact economies around the world, including the U.S. economy.

Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

Additionally, political leaders in certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

High interest rates and elevated inflation may adversely affect our financial condition and results of operations.

Periods of elevated inflation and high interest rates, such as that experienced in recent years, can contribute to significant volatility in the equity and debt markets and economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would present a challenge for our real estate valuations. High interest rates and elevated inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in assets at times that may not permit realization of the maximum return on such investments.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

We do not currently intend to seek to list the shares sold in the Public Offering on an exchange, and we are not required to provide for a liquidity event. Therefore, if you purchase shares in the Public Offering, it will be difficult for you to sell your shares and, if you are able to sell your shares, you will likely sell them at a substantial discount.

The shares offered by us in the Public Offering are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. In addition, stockholders may not be able to have their shares repurchased under our share repurchase program. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you may only be able to sell them at a substantial discount from the price you paid. The shares should be purchased as a long-term investment only.

While we may consider a liquidity event at any time in the future, we currently do not intend to undertake such consideration until at least 2028, seven years after we launched our investment program, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. If we do not pursue a liquidity event, or delay such an event due to market conditions, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment to cash easily and could suffer losses on your investment.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.

Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We could suffer from delays in locating suitable investments. The more money we raise in the Public Offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the size of the Public Offering increases the risk of delays in investing our net offering proceeds. Our reliance on our Advisor to locate suitable investments for us at times when the management of our Advisor is simultaneously seeking to locate suitable investments for other investment programs sponsored by our Advisor’s affiliates could also delay the investment of the proceeds of the Public Offering. Delays we encounter in the selection and acquisition of income-producing properties would likely limit our ability to pay dividends to you and reduce your overall returns.

We may be unable to make or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations. Initially, we expect distributions to be based on a combination of offering proceeds and cash available from our operations, and we cannot assure you that we will generate cash from operations to sustain our distributions. The amount of cash available for distributions is affected by many factors, such as our ability to buy assets as offering proceeds become available, income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure you that we will be able to pay distributions or maintain our current level of distributions, or that distributions will increase over time. We also cannot give any assurance that rents from the properties we acquire will increase, that the properties or securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real estate or any investments in securities will increase our cash available for distributions to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status. We may make distributions from the proceeds of the Public Offering or from borrowings in anticipation of future cash flow. Any such distributions may constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Public Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings, return of capital or offering proceeds. We have paid, and may continue to pay, distributions from sources other than from our cash flow from operations. For the year ended December 31, 2023, our cash flows used in operations of approximately ($4,611,381) was a shortfall of approximately ($7,841,929), or (243%), of our distributions paid (total distributions were approximately $3,230,548) during such period and such shortfall was paid from proceeds from our private offering. For the year ended December 31, 2024, our cash flows used in operations of approximately ($4,197,497) was a shortfall of approximately $8,904,472 or (189%), of our distributions paid (total distributions were approximately $4,706,975) during such period and such shortfall was paid from proceeds from our private offering. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRP, the extent to which the Advisor elects to receive its management fee in shares of our common stock or Class P OP Units, and Class PX interests in our Operating Partnership (together, “OP Units”) and elects to receive distributions on its performance participation interest in OP Units, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of or repayment under our assets, borrowings or proceeds of the Public Offering will result in us having less funds available to make new investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues, or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer expenses or pay expenses (including management fees or distributions to the Advisor, as the special limited partner of our Operating Partnership) with shares of our common stock or OP Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem OP Units from the Advisor shortly after issuing such shares or units as compensation. The payment of expenses in shares of our common stock or with OP Units will dilute your percentage ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Advisor is under no obligation to receive fees or distributions in shares of our common stock or OP Units and may elect to receive such amounts in cash.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investments.

Our investment policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment objectives and strategies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

If we are unable to raise substantial funds in the Public Offering, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

The Public Offering is being made on a “best efforts” basis, whereby our Dealer Manager and broker-dealers participating in the Public Offering are only required to use their best efforts to sell shares of our stock and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the Public Offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantial proceeds from the Public Offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments.

In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

If there is a concentration of our properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, since we expect the tenants of our properties to be concentrated in the digital infrastructure industry, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

For the year ended December 31, 2024, the Company owned cell towers located in Indiana, Tennessee and Texas that account for approximately 27.23%, 25.38%, and 10.33%, respectively, of total rental revenue.

For the year ended December 31, 2024, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 60.97%, and 29.97%, respectively, of total cell tower rental revenue.

The Company owned data centers located in Missouri and California that account for approximately 62.37% and 37.63%, respectively, of total data center rental revenue for the year ended December 31, 2024.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 39.98%, 22.38% and 37.64%, respectively, of total data center rental revenue for the year ended December 31, 2024.

If the Advisor is unable to find suitable investments or successfully implement our investment strategy, then we may not be able to achieve our investment objectives or pay distributions.

Our Advisor is responsible for, among other things, identifying, structuring and negotiating investments and providing asset management and disposition services in connection with our investments. Accordingly, our ability to achieve our investment objectives and to pay distributions depends on our Advisor’s performance, including its ability to locate suitable investments and successfully structure and negotiate our investment and financing arrangements. We cannot be sure that our Advisor will be successful in locating suitable investments on financially attractive terms or that our investment objectives will be achieved. If our Advisor is unable to find suitable investments or otherwise fails to successfully implement our investment strategy, our performance will suffer, and, if our board of directors determines, we may liquidate. In these events, our ability to pay distributions to our stockholders and the value of your investment would be adversely affected.

If our Advisor and its affiliates are unable to retain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of the executive officers and other key personnel of our Advisor who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with our Advisor. If any of such key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on or any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel, particularly in light of our perpetual-life nature. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our Advisor can resign on 60 days’ notice from its role as Advisor, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations and cash flows.

Our Advisor has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new Advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay dividends, are likely to be adversely affected. In addition, the coordination of our management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our directors, our Advisor or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, our Advisor or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, our Advisor or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we will monitor our cash balance in our operating accounts, if any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

We rely on information technology systems, including the internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, operators, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct and similar breaches, the risk of which may be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology, can create, and in some instances in the past have resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and materially and adversely affect us. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. In addition, as the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to acquire properties, and subject us to liability claims or regulatory penalties, which could materially and adversely affect us. Additionally, as increased regulatory compliance for cybersecurity protocols and disclosures are required by state or federal authorities, the increased amount of resources, both time and expense, could also materially and adversely affect us.

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit from losses and may continue to have an accumulated deficit in the future.

For the year ended December 31, 2023 and the year ended December 31, 2024, we had net loss attributable to our stockholders of approximately ($6,134,942) and ($9,711,882), respectively. As of December 31, 2023 and December 31, 2024, we had an accumulated deficit of approximately ($10,225,793) and ($21,658,531), respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $2,175,364 during the year ended December 31, 2023 and $3,638,064 during the year ended December 31, 2024. We may incur net losses and continue to have an accumulated deficit in the future.

We may be subject to additional risks from any non-U.S. investments.

We may in the future invest in real estate located outside of the United States and real estate debt issued in, and/or backed by real estate in, countries outside the United States. Non-U.S. real estate and real estate-related investments involve certain factors not typically associated with investing in real estate and real estate-related investments in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Our Sponsor has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of our Sponsor, our Dealer Manager, our Advisor and the affiliates, partners, members, stockholders, officers, directors and employees of the foregoing, some of which are described herein.

However, not all potential, apparent and actual conflicts of interest may be included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Advisor) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Advisor) will take such actions as we determine appropriate to mitigate the conflict. Transactions between us and our Sponsor or its affiliates will require approval by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction. There can be no assurance that our board of directors or our Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us.

The fees we pay in connection with the Public Offering and the agreements entered into with our Advisor and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, our Dealer Manager and other affiliates of our Advisor for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among our Advisor and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our Dealer Manager agreement, and any property related corporate services and other agreements we may enter into with affiliates of the Advisor from time to time.

The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.

The Advisor is paid a management fee for its services based on our estimated monthly NAV, less a management fee equal to 0.75% of the NAV of the OP Units and Class PX OP Units sold in the OP Unit Offering and that are not held by us, per annum, payable monthly. In addition, the distributions to be received by the Advisor, in its capacity as the special limited partner of the Operating Partnership, with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price. The valuation of our investments will affect the amount and timing of the management fee paid to the Advisor and its performance participation interest. As a result, there may be circumstances where the Advisor is incentivized to determine valuations that are higher than the actual fair value of our investments.

The Advisor’s management fee and performance participation interest may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay the Advisor a management fee regardless of the performance of our portfolio. The Advisor’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We would be required to pay the Advisor a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period.

The existence of the Advisor’s 12.5% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf or cause us to use more leverage than we would otherwise in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Because the management fee and performance participation are based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more shares of our common stock to increase aggregate NAV, which would, in each case, increase amounts payable to the Advisor, but may make it more difficult for us to efficiently deploy new capital.

Our Advisor faces potential conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor sponsor several private real estate programs, and may sponsor one or more other real estate investment programs in the future. One private real estate program sponsored by affiliates of our Advisor is currently targeting digital infrastructure assets. We may buy properties at the same time as one or more of the other programs sponsored by affiliates of our Advisor and managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by affiliates of our Advisor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other programs that may be sponsored by affiliates of our Advisor will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other programs sponsored by affiliates of our Advisor own properties. Also, we may acquire properties from, or sell properties to, other programs sponsored by affiliates of our Advisor if such sale or purchase is on market terms and is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. If one of the other programs sponsored by affiliates of our Advisor attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interests are resolved before or after making your investment.

Conflicts of interest caused by more than one investment vehicle sponsored by the Sponsor, our Advisor, or their affiliates having funds available simultaneously for acquiring investments of the type we are targeting will be resolved in good faith by the Sponsor, our Advisor, or such affiliates.

HMC Capital is the sponsor of DigiCo Infrastructure REIT (ASX:DGT) (“DigiCo REIT”), comprised of shares in HMC Digital Infrastructure Ltd (ACN 682 024 924) and units in HMC Digital Infrastructure Trust (ARSN 682 160 578) (such shares and units, the “stapled securities”). DigiCo REIT’s initial public offering of the stapled securities closed in December 2024, with DigiCo REIT raising approximately AUD $2.7 billion. DigiCo REIT has a portfolio of data centers, which includes data centers located in the United States, and focuses on stabilized, value-add and development opportunities. Our Sponsor will allocate data center investment opportunities located in the United States between us and DigiCo REIT in accordance with the acquisition allocation policy described below.

In addition, fiber and tower real estate assets will be offered to the DataCom Join Venture in accordance with our Sponsor’s acquisition allocation policy.

Our Advisor will undertake to report to our board of directors, on a quarterly basis, all such investment opportunities and how the allocation of such investment opportunities were resolved. In resolving any such conflicts, the Sponsor, through its subsidiary Advisors and managers, will take into account a number of factors in allocating the investment opportunities for the vehicles they advise, including but not limited to: (a) which vehicle has available cash (including availability under lines of credit) to acquire an investment; (b) how the investment size, potential leverage, transaction structure and anticipated cash flows affect each vehicle in light of the vehicles targeted returns and cash flow needs; (c) whether the estimated transaction timing will be more advantageous (or possible) for a particular vehicle; (d) how closely aligned the proposed investment is with a vehicle’s investment objectives; (e) whether the proposed investment conforms to the operation parameters of a particular vehicle’s property acquisitions objectives; (f) whether a particular investment vehicle has an existing strategic relationship with the tenant(s), operator, facility, franchisor, or system associated with the investment; (g) whether an investment vehicle has or lacks a geographic presence that would make the investment strategically more important for that vehicle; and (h) whether there would be positive or negative income tax effects on an investment vehicle and its investors relating to the investment opportunity.

We may co-invest or joint venture an investment with a sponsor affiliated entity or related party.

We may enter into joint ventures, co-investment or other arrangements with affiliates of our Sponsor or entities sponsored or advised by affiliates of our Sponsor to acquire, develop and/or manage property, debt and other investments. Such investments may raise potential conflicts of interest between us and such other investment vehicles managed by our Advisor or its affiliates, including determining which of such entities should enter into any particular joint venture, co-investment or other arrangement agreement. Joint venture, co-investment or other arrangement partners affiliated with our Advisor or sponsored or advised by affiliates of our Sponsor may have economic or business interests or goals which are or that may become inconsistent with our business interests or goals. In addition, should any such joint venture, co-investment or other arrangement be consummated, our Advisor and its affiliates may face a conflict in structuring the terms of the relationship between our interests and the interests of other parties, in managing the joint venture, co-investment or other arrangement, and in resolving any conflicts or exercising any rights in connection with the joint venture, co-investment or other arrangement. Since our Advisor will make various decisions on our behalf, agreements and transactions between us and our Advisor’s affiliates or entities sponsored or advised by affiliates of our Sponsor will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, which may result in the co-venturer receiving benefits greater than the benefits that we receive. Furthermore, when such other investment vehicles managed by our Advisor or its affiliates have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture. We may enter into joint ventures with affiliates of our Sponsor or entities sponsored or advised by affiliates of our Sponsor for the acquisition of investments, but only if (i) a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and (ii) the investment by us and such affiliate are on terms and conditions that are no less favorable than those that would be available to other joint venturers.

With respect to any joint venture, we may enter into an advisory or sub-advisory agreement with an affiliate of our Advisor. We may also enter into arrangements with our Advisor in which our Advisor receives fees (directly or indirectly, including through a subsidiary of ours) from the joint venture entity or from the joint venture partners. Fees received from joint venture entities or partners and paid, directly or indirectly (including without limitation, through us or our subsidiaries), to our Advisor may be more or less than similar fees that we pay to our Advisor pursuant to the Advisory Agreement.

In addition, our Advisor may, with respect to any investment in which we are a participant, also render advice and service to others in that investment, and earn fees for rendering such advice and service. Specifically, it is contemplated that we may enter into joint venture or other similar co-investment arrangements with certain individuals, corporations, partnerships, trusts, joint ventures, limited liability companies or other entities, with respect to which our Advisor or one of its affiliates may be engaged to provide advice and service to such individuals, corporations, partnerships, trusts, joint ventures, limited liability companies or other entities. Our Advisor or its affiliate will earn fees for rendering such advice and service pursuant to the agreements governing such joint ventures or arrangements. Joint ownership arrangements with our Sponsor’s affiliates may also entail conflicts of interest.

Our Advisor and its affiliates and their officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor, its affiliates and their officers are key personnel of general partners, sponsors, directors, managers, owners and advisors of other real estate investment programs, including, with respect to our Advisor, certain of our Advisor’s key personnel and their respective affiliates, some of which have, or may in the future have, investment objectives and legal and financial obligations similar to ours, and may own real properties or provide services with respect to other real properties, some of which may compete with us, as well as owning other business interests. Furthermore, these persons derive financial benefit from these other activities, including fees and performance-based compensation. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, our Sponsor or its affiliates.

Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, our Sponsor or its affiliates. In addition, our Advisor and its affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, geographic region or markets in question, as determined by our Advisor and its affiliates in their good faith discretion, or the investment is not appropriate for us for other reasons as determined by our Advisor and its affiliates in their good faith reasonable sole discretion. In any such case, our Sponsor could, thereafter, offer such opportunity to other parties, including portfolio entities, joint venture partners, related parties or third parties. Any such affiliated party may be advised by a different sponsor affiliate with a different investment committee, which could determine an investment opportunity to be more attractive than our Advisor believes to be the case. In any event, there can be no assurance that our Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Our Sponsor, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to our Advisor. As a result, our Advisor (including real estate personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us to or source investment opportunities for affiliates of our Sponsor.

Our Advisor and its affiliates make good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to our Advisor, or circumstances not foreseen by our Advisor at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that our Advisor and its affiliates determine to be consistent with the return objective of affiliates of our Sponsor rather than us may not match the expectations and underwriting of our Advisor and its affiliates and generate an actual return that would have been appropriate for us. Conversely, an investment that our Advisor and its affiliates expect to be consistent with our return objectives will, in certain circumstances, fail to achieve them. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Our Sponsor is entitled to amend its policies and procedures at any time without prior notice or our consent.

Our Sponsor may raise and/or manage additional real estate investment entities, which could result in the reallocation of our Sponsor’s personnel and the direction of potential investments to such other programs.

Our Sponsor reserves the right to raise and/or manage other programs, including entities that may have the same investment objectives and policies as we do and which may be involved in the same geographic area. The closing of an additional real estate investment entity raised or managed by our Sponsor could result in the reallocation of our Sponsor’s personnel, including reallocation of existing real estate professionals, to such real estate investment entity. In addition, potential investments that may be suitable for us may be directed toward such real estate investment entity.

Certain principals and employees will, in certain circumstances, be involved in and have a greater financial interest in the performance of our Sponsor’s other real estate investment entities, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of our Sponsor’s personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us, our Sponsor’s other real estate investment entities, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources. The Sponsor’s personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other entities. Although our Advisor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, our Sponsor’s personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to our Sponsor’s code of ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or our Sponsor’s other real estate investment entities, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of our Sponsor’s personnel in such other investments could be greater than their financial incentives in relation to us.

The personnel of the Dealer Manager and our Advisor may trade in securities for their own accounts, subject to restrictions applicable to our Sponsor’s personnel.

The officers, directors, members, managers and employees of the Dealer Manager and our Advisor can be expected to trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and our Sponsor’s policies, or otherwise determined from time to time by the Dealer Manager or our Advisor. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

Disputes between our Sponsor and our joint venture partners who have pre-existing investments with our Sponsor or its affiliates may affect our investments with such joint venture partners.

Some of the third-party operators and joint-venture partners with which our Advisor may elect to co-invest our capital may have pre-existing investments with our Sponsor or its affiliates. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between our Sponsor and such operators and partners, our investments with such operators and partners may be affected.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

There is no separate counsel for us, our Advisor, our Dealer Manager and some affiliates of us and our Dealer Manager, which could result in conflicts of interest.

Troutman Pepper Locke LLP acts as legal counsel to us and also represents our Advisor, our Dealer Manager and some affiliates of us, our Advisor and our Dealer Manager. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Troutman Pepper Locke LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor, our Dealer Manager or their affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. If we are required to retain independent counsel, we will incur additional fees and expenses. Moreover, should a conflict of interest not be readily apparent, Troutman Pepper Locke LLP may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by our Advisor or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. Our Advisor may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) stockholder than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, our Advisor considers the investment and tax objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by our Advisor or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain investors may also be investors in our Sponsor’s other real estate investment entities, which could create conflicts for our Advisor in the treatment of different investors.

Risks Related to Our Organization and Our Structure

No investor may own more than 9.9% of our stock unless exempted by our board of directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. There is a limitation on ownership that prohibits any person or group from actually, constructively or beneficially acquiring or owning more than 9.9% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock, or more than 9.9% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted, prospectively or retroactively, by our board of directors. Our board of directors may waive this ownership limit with respect to a particular person if the board receives certain representations and undertakings as required by our charter. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our capital stock.

Our charter permits our board of directors to authorize us to issue preferred stock on terms that may be senior to the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could be senior to the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

We depend on our Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, our Advisor in the acquisition and management of our real estate portfolio, and our corporate operations. Our Advisor may suffer or become distracted by adverse financial or operational problems in connection with the Sponsor’s business and activities unrelated to us and over which we have no control. Should our Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The termination or replacement of our Advisor could trigger a repayment event under any future mortgage loans for our properties, a credit agreement governing future lines of credit and any repurchase agreements.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of our Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of our Advisor could trigger repayment of outstanding amounts under the credit agreements governing any future lines of credit that we may obtain or under the repurchase agreements that we may enter into. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

Our Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate and real estate debt on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. Our Advisor will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that our Advisor will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of disinterested directors or disinterested independent directors will be required only as set forth in our charter (including for transactions with affiliates of our Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our Advisor. Furthermore, transactions entered into on our behalf by our Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without your vote except to the extent that such policies are set forth in our charter. The broad discretion of our board of directors in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

Under Maryland General Corporation Law (the “MGCL”) and our charter, our stockholders are generally entitled to vote only on the following matters: a) election and removal of directors; b) amendment of the charter, except that our board of directors may amend our charter without stockholder approval to i) increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have the authority to issue, and ii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock; c) our liquidation or dissolution; and d) to the extent required under Maryland law, a merger, conversion or consolidation of us, a statutory share exchange, or the sale or other disposition of all or substantially all of our assets. With respect to all matters, other than the election or removal of directors, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification.

These limitations on voting rights may limit your ability to influence decisions regarding our business. Holders of shares of our common stock will have identical voting rights except that, with respect to a) any amendment of our charter that would materially and adversely affect the rights, preferences and privileges of only a particular class of common stock, b) any matter submitted to stockholders that relates solely to a particular class of common stock or c) any matter submitted to stockholders in which the interests of a particular class of common stock differ from the interests of all other classes of common stock, only the affirmative vote of the holders of a majority of such affected class of common stock, with no other class of common stock voting except such affected class of common stock voting as a separate class, will be required.

Our ability to conduct the Public Offering successfully depends, in part, on the ability of our Dealer Manager to successfully establish, operate and maintain a network of broker-dealers.

The success of the Public Offering, and correspondingly our ability to implement our business strategy, depends on the ability of our Dealer Manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our securities. The past success of our Dealer Manager cannot be relied upon as predictive of our Dealer Manager’s performance in the Public Offering. In addition, the Dealer Manager currently serves and may serve as Dealer Manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Public Offering and such other issuers, which could adversely affect our ability to raise proceeds through the Public Offering and implement our investment strategy. There is therefore no assurance that our Dealer Manager will be able to sell a sufficient number of shares to allow us to have adequate funds to make our investments. If our Dealer Manager fails to perform, we may not be able to raise adequate proceeds through the Public Offering to implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients. In addition, because this is a “reasonable best efforts” offering, we may not raise proceeds in the Public Offering sufficient to meet our investment objectives. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

We may change our targeted investments without stockholder consent.

We expect our portfolio of investments in commercial real estate to consist primarily of digital infrastructure real estate. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, our existing investments. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions to you and the value of the securities we are offering through the Public Offering. Although our investment strategy focuses primarily on digital infrastructure real estate assets, our charter, bylaws and investment guidelines will not preclude us from investing in other types of real estate. However, we do not intend to invest more than 25% of our gross real estate portfolio in other types of real estate.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

Our Dealer Manager is one of our affiliates, therefore you will not have the benefit of the type of independent review of us customarily performed in underwritten offerings.

Our Dealer Manager, StratCap Securities, LLC, is one of our affiliates and will not make an independent review of us or the Public Offering normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of the Public Offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of the Public Offering. Further, the due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of us, our performance, the value of shares of our common stock or the terms of the Public Offering.

Investing in shares of our common stock may involve an above average degree of risk and is intended for long-term investors.

The investments we make in accordance with our investment objectives and strategies may result in a higher amount of risk of loss of principal than alternative investment options. Our investments in real estate assets may be highly speculative and aggressive and, therefore, an investment in shares of our common stock may not be suitable for someone with lower risk tolerance. In addition, shares of our common stock are intended for long-term investors.

Any estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

For the purposes of calculating our monthly NAV, the Advisor also conducts a monthly valuation of our properties that will be reviewed for reasonableness by our independent valuation advisor. Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages and mezzanine loans, are unlikely to have market quotations. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. Each such investment will then be valued by the Advisor within the first three full months after we invest in such investment and no less than monthly thereafter. Additionally, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

Although monthly valuations of each of our real properties will be reviewed for reasonableness by our independent valuation Advisor, such valuations are based on asset- and portfolio-level information provided by the Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor. Similarly, although our monthly valuations of our real estate debt for which market quotations are not readily available will be reviewed for reasonableness by our independent valuation advisor, such valuations are based on information provided by the Advisor, which information will not be verified by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of shares of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in the Public Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase program will generally be based on the prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our real estate assets materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our real estate assets will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Advisor for purposes of valuing the relevant real estate asset, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Advisor’s determination of our monthly NAV per share will be based in part on appraisals of each of our real estate assets provided annually by independent third-party appraisal firms and monthly valuations of our real estate debt and other securities for which market prices are not readily available provided by the Advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Advisor will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying our independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material contract, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by our Advisor to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of our Advisor’s management fee and performance participation interest. Our Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of our Advisor’s management fee or performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to our Sponsor’s policies and procedures, making adjustments to prior NAV calculations.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Existing stockholders and potential investors in the Public Offering do not have preemptive rights to any shares we issue in the future. Upon commencement of the Public Offering, our charter authorized us to issue 600,000,000 shares of common stock, of which 6,000,000 shares will be classified as Class A shares, 3,000,000 shares will be classified as Class AX shares, 100,000,000 shares will be classified as Class D shares, 100,000,000 shares will be classified as Class DX shares, 100,000,000 shares will be classified as Class I shares, 100,000,000 shares will be classified as Class IX shares, 94,000,000 shares will be classified as Class S shares and 97,000,000 shares will be classified as Class T shares. Our board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares, Class T shares or shares of any other class or series of stock without stockholder approval. After your purchase of shares in the Public Offering, our board may elect to (1) sell additional shares in the Public Offering or future private placements or public offerings; (2) issue shares of capital stock under a long-term incentive plan to our independent directors or to employees of our Advisor or its affiliates; (3) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (4) issue shares to sellers of properties we acquire in connection with an exchange of property for limited partnership interests of our Operating Partnership. To the extent we issue additional equity interests after your purchase in the Public Offering, your percentage ownership interest in us will be diluted. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plan. Further, depending upon the terms of such transactions (most notably the offering price per share, which may be less than the price paid per share in the Public Offering) and the value of our real estate assets, existing stockholders may also experience a dilution in the book value of their investment in us.

If we internalize our management functions, the percentage of our outstanding capital stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self- managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire assets of our Advisor and/or to directly employ the personnel of our Sponsor or its affiliates that our Advisor utilizes to perform services on its behalf for us.

Additionally, while we would no longer bear the cost of the various fees and expenses we expect to pay to our Advisor under our Advisory Agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that otherwise would be borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants of our Advisor or its affiliates in connection with an internalization transaction, which awards would decrease net income and funds from operations (“FFO”) and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and FFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to you and the value of your shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and/or its affiliates perform portfolio management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become our employees but may instead remain employees of our Sponsor or its affiliates. An inability to manage an internalization transaction effectively could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.

Payments to the Advisor in the form of common stock or OP Units it elects to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Advisor may choose to receive our common stock or OP Units in lieu of certain fees or distributions. The holders of all OP Units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the OP Units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the OP Units held by the Advisor are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations.

Shares or OP Units held by our Advisor acquired as payment of our Advisor’s management fee will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 1.67% monthly or 5% quarterly limitations on share repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee of our board of directors, which is composed of all of our independent directors, to approve any repurchase request of the Advisor for shares or Operating Partnership units received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 1.67% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors. In addition, any repurchases of shares in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction but will be subject to the 1.67% monthly and 5% quarterly limitations on repurchases.

Our board of directors has opted out of provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent you from receiving a premium price for their shares in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders, or affiliates of interested stockholders, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the corporation’s outstanding voting stock; or

•	an affiliate or associate of the corporation who, at any time during the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding securities of the corporation.

•	After the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. We have opted out of these provisions of Maryland law, by board resolution in the case of the business combination provisions provided that the applicable business combination is first approved by our board of directors and in our bylaws in the case of the control share acquisition provisions. However, should our board opt into these provisions of Maryland law or, in the case of the business combination provisions, our board does not first approve the applicable business combination, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the MGCL could provide similar anti-takeover protection.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which we have total annual gross revenue of $1,000,000,000 (adjusted for inflation) or more, (b) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our capital stock registered under the Exchange Act held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (c) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with certain more stringent audit rules adopted by the Public Company Accounting Oversight Board (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that would be applicable to us if we became a public reporting company. If we do take advantage of any of these exemptions, we do not know if some investors will find our securities less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that any decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

If we sell real estate assets by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to our stockholders.

If we decide to sell any of our real estate assets, we intend to sell them for cash, if possible. However, nothing prohibits us from selling our real estate assets and providing financing to purchasers. If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years.

If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Fees and expenses may adversely impact our ability to pay dividends.

Identifying attractive investment opportunities and performing due diligence with respect to prospective investments will require significant expenditures, which we will bear whether or not we acquire the investment. In addition, acquiring investments may require us to participate in auctions or other forms of competitive bids, which may also require significant expenditures, including expenses relating to legal fees, the fees of third party advisors, and other costs. Moreover, even after investments are made, the returns may not be realized by the stockholders for a period of several years.

Payment or accrual of fees will result in immediate dilution to the value of your investment, and any such current payments will reduce the amount of cash available to acquire investments. Payment of such fees and expenses increases the risk that the amount available for distribution to our stockholders would be less than the purchase price of the securities sold in the Public Offering.

General Risks Related to Digital Infrastructure Real Estate Assets

If a tenant, customer or subscriber declares bankruptcy, we may be unable to collect balances due under relevant contracts or subscription agreements, which would reduce our cash flows from operations and the amount available for distributions to you.

Any of our tenants, customers or subscribers or any guarantor of a tenant’s contract or customer’s or subscriber’s subscription agreement obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a contract or subscription agreement is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a contract or subscription agreement is rejected by a tenant, customer or subscriber in bankruptcy, we would have a general unsecured claim for damages. If a contract or subscription agreement is rejected, it is unlikely we would receive any payments from the tenant, customer or subscriber. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant, customer or subscriber or contract or subscription agreement guarantor bankruptcy could delay efforts to collect past due balances under the relevant contracts and subscription agreements, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental or subscription payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy there can be no assurance that the tenant, customer or subscriber or their respective trustee will assume our contract or subscription agreement. If a given contract or subscription agreement, or guaranty of a contract or subscription agreement, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

We may not be able to fully recognize the anticipated benefits of the digital infrastructure real estate that we acquire.

A key element of our investment strategy is to establish and increase a digital infrastructure real estate portfolio through acquisitions. We rely on our due diligence of the assets and the representations and financial records of the sellers and other third parties to establish the anticipated site rental, subscription or other such tenant, customer or subscriber revenues and expenses and whether the assets to be acquired will meet our investment guidelines. In addition, we may not always have the ability to analyze and verify all information regarding title, access and other issues regarding the land underlying assets to be acquired. To the extent that these assets are acquired in individually material transactions, we may be required to place enhanced reliance on the financial and operational representations and warranties of the sellers. If (i) these records are not complete or accurate, (ii) we do not have complete access to, or use of, the land underlying the assets to be acquired or (iii) the assets do not achieve the financial results anticipated, it could adversely affect our revenues and results of operations.

In addition, acquisitions which would be material in the aggregate may exacerbate the risks inherent with our investment strategy, such as (i) an adverse impact on our overall profitability if the acquired assets do not achieve the projected financial results, (ii) unanticipated costs associated with the acquisitions that may impact our results of operations for a period, (iii) increased demands on our cash resources that may, among other things, impact our ability to explore other opportunities, (iv) undisclosed and assumed liabilities that we may be unable to recover, (v) increased vulnerability to general economic conditions, (vi) an adverse impact on our existing tenant, customer or subscriber relationships, (vii) additional expenses and exposure to new regulatory, political and economic risks if such acquisitions were in new jurisdictions and (viii) diversion of managerial attention.

The process of integrating any acquired assets into our operations may result in unforeseen operating difficulties and large expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. It may also result in the loss of key tenants and/or personnel and expose us to unanticipated liabilities.

We may obtain only limited warranties when we purchase an asset and would have only limited recourse if our due diligence did not identify any issues that lower the value of such asset, which could adversely affect our financial condition and ability to make distributions to our stockholders.

The seller of an asset often sells such asset in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of assets with limited warranties increases the risk that we may lose some or all our invested capital in such assets as well as the loss of rental, subscriber or other such income from such assets.

We may be unable to secure funds for future capital improvements or capital needs, which could adversely impact our ability to make distributions to our stockholders.

In order to maintain or attract tenants, we will be required to expend substantial funds for capital improvements to our digital infrastructure real estate. In addition, although we expect that our contracts and subscription agreements with tenants, customers and subscribers may require them to pay routine maintenance costs, we will likely be responsible for any major structural repairs, even if our contracts and subscription agreements with tenants, customers and subscribers require them to pay routine maintenance costs. We expect to use substantially all of the net proceeds from the Public Offering to buy digital infrastructure real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our assets or for any other reason, we will have to obtain financing from other sources, such as cash flows from operations, borrowings, asset sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell an asset when we desire to do so could adversely impact our ability to make distributions to you.

The digital infrastructure market is affected by many factors, such as general economic conditions, carrier consolidations, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset.

We may be required to expend funds to correct defects or to make improvements before an asset can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring an asset, we may agree to restrictions that prohibit the sale of that asset for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that asset. These provisions would restrict our ability to sell an asset.

We may be required to indemnify the purchasers of our assets, which could hurt our ability to make distributions or result in a decline in the value of your investment.

In connection with the disposition of an asset from our portfolio, we may be required to make representations about our assets typical of those made in connection with the sale of any asset. We may also be required to indemnify the purchasers of such asset to the extent that any such representations turn out to be inaccurate, incorrect, or misleading. These arrangements may result in contingent liabilities, which might ultimately have to be funded by us out of assets other than the net proceeds made available from such disposition, which would hurt our ability to make distributions to you and result in a decline in the value of our assets and hence your investment in us.

We may not be able to sell an asset at a price equal to, or greater than, the price for which we purchased such asset, which may lead to a decrease in the value of our assets and a reduction in the value of your shares.

Some of our contracts and subscription agreements may not contain rental or revenue increases over time, or the rental or revenue increases may be less than the fair market rate at a future point in time. Therefore, the value of the asset to a potential purchaser may not increase over time, which may restrict our ability to sell an asset, or if we are able to sell such asset, may lead to a sale price less than the price that we paid to purchase the asset.

We may acquire or finance assets with lock-out provisions, which may prohibit us from selling an asset, or may require us to maintain specified debt levels for a period of years on some assets, which could have an adverse effect on your investment.

Our financing agreements may contain lock-out provisions, which are provisions in loan agreements that prohibit the prepayment of a loan during a specified period of time. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing assets. These provisions would affect our ability to turn our investments into cash, and thus affect cash available for distributions to you. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any assets, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such assets. Lock-out provisions could impair our ability to take other actions during the lock- out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares of common stock, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions or distributions to you.

Any assets that we buy will be subject to operating risks common to digital infrastructure real estate in general, any or all of which may negatively affect us. If any asset is not leased or rents or subscription fees are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that asset for operating expenses. The assets will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our assets will be leased at a cost to cover such expenses, renewals of leases or future leases may not be negotiated on a basis to cover those costs. If we are unable to lease assets on a basis whereby the tenants are off-setting all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We will carry comprehensive general liability coverage and umbrella liability coverage on all our assets with limits of liability that we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we will be insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each asset, including loss of income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any asset, as insurance may not be available or sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co- payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we will pay for coverage against property and casualty claims. Additionally, lenders in some cases have begun to insist that owners of certain assets purchase specific coverage against terrorism as a condition for providing loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential assets. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is designed for a sharing of terrorism losses between insurance companies and the federal government. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold was raised from $180 million in 2019 to $200 million in 2020. Additionally, the bill increased insurers’ co-payments for losses exceeding their deductibles, in annual steps, from 19% in 2019 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. In December 2019, Congress further extended TRIPRA through December 31, 2027. If TRIPRA is not continued beyond 2027 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.

Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.

Some local real property tax assessors may seek to reassess some of our assets as a result of our acquisition of such assets. From time to time, our property taxes may increase as values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of our digital infrastructure real estate assets for real estate tax purposes could result in an increase in the related real estate taxes on that asset. Although some tenant contracts may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal contracts or future contracts will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions and the amount of distributions to you.

Failure to timely and efficiently execute on construction projects for digital infrastructure real estate could adversely affect our business.

Construction projects for digital infrastructure real estate, some of which may be long-term and complex in nature, can be challenging to execute. The quality of our performance on such construction projects depends in large part upon our ability to manage (1) the associated tenant relationship and (2) the project itself by timely deploying and properly managing appropriate internal and external project resources. In connection with such construction projects, we generally will bear the risk of cost over-runs, labor availability and productivity, and contractor pricing and performance. Additionally, contracts with our customers for these projects typically specify delivery dates, performance criteria and penalties for our failure to perform. Our failure to manage such tenant relationships, project resources, and project milestones in a timely and efficient manner could have a material adverse effect on our business.

Competition with third parties for assets and other investments may impede our ability to make future acquisitions or may increase the cost of these acquisitions and reduce our profitability and the return on your investment.

We may experience significant and increased competition for the acquisition of assets, contracts to build new communication sites for tenants or the expansion of other networks, which could make the acquisition of high-quality assets significantly more costly or prohibitive, prohibit us from securing contracts to build new sites or expand other networks. Some of our competitors may be larger and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. In addition, we may not anticipate increased competition entering a particular market or competing for the same assets. Higher prices for assets, the failure to add new assets to our portfolio or expand existing network assets could reduce our profitability, which could materially and adversely affect our business, results of operations or financial condition, and therefore the return on your investment.

Increasing competition within the tower industry may adversely affect our contract rates and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions paid to our stockholders.

Our industry is highly competitive and tenants have numerous alternatives in leasing antenna space on towers. Pricing competition from peers could have a material effect on our contract rates. We may not be able to renew existing tenant contracts or enter into new tenant contracts, or if we are able to renew or enter into new contracts, they may be at rates lower than the current rates, resulting in decreased cash flows from tenants, thus affecting cash available for distributions and the amount available for distributions to you. In addition, should inflation rates exceed the fixed escalator percentages in markets where our contracts may include fixed escalators, our income could be adversely affected.

Delays in acquisitions of assets may have an adverse effect on the value of your investment.

There may be a substantial period of time before all of the proceeds of the Public Offering are invested. Delays we encounter in the selection, acquisition and/or development of assets could adversely affect your returns. When assets are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available antenna space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular assets.

Our business depends on the demand for our digital infrastructure real estate, driven primarily by demand for data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for tenant, customer or subscriber additions or network services).

Tenant demand for our digital infrastructure real estate and customer and subscriber demand for network services depends on the demand for data. The willingness of our tenants to utilize our digital infrastructure real estate and customers and subscribers to utilize our network services, or renew or extend existing contracts on our digital infrastructure real estate or network service subscription agreements, is affected by numerous factors, including:

•	consumers’ and organizations’ demand for data;

•	availability or capacity of our communications and network infrastructure or associated land interests;

•	location of our networks and digital infrastructure real estate;

•	financial condition of our tenants, customers and subscribers including their profitability and availability or cost of capital;

•	willingness of our tenants to maintain or increase their network investment or changes in their capital allocation strategy;

•	need for integrated networks and organizations;

•	availability and cost of spectrum for commercial use;

•	increased use of network sharing, roaming, joint development, or resale agreements by our tenants;

•	mergers or consolidations by and among our tenants;

•	changes in, or success of, our tenants’, customers’ and subscribers’ business models;

•	governmental regulations and initiatives, including local or state restrictions on the proliferation of digital infrastructure real estate;

•	cost of constructing digital infrastructure real estate;

•	our market competition;

•	technological changes, such as artificial intelligence, including those (1) affecting the number or type of digital infrastructure real estate needed to provide data to a given geographic area or which may otherwise serve as substitute or alternative to our digital infrastructure real estate or (2) resulting in the obsolescence or decommissioning of certain existing networks or data centers; and

•	our ability to efficiently satisfy our tenants’, customers’ and subscribers’ service requirements.

A slowdown in demand for data or our digital infrastructure real estate may negatively impact our growth or otherwise have a material adverse effect on us. If our tenants, customers or subscribers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets, technological changes, such as artificial intelligence, or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our digital infrastructure real estate.

The amount, timing, and mix of our tower tenants’ network investment are variable and can be significantly impacted by the various matters described in these risk factors. Changes in tower tenant network investment typically impact the demand for our digital infrastructure real estate. As a result, changes in tenant plans such as delays in the implementation of new systems, new and emerging technologies (including small cells and fiber), or plans to expand coverage or capacity may reduce demand for our digital infrastructure real estate. Furthermore, the industries in which our tenants may operate (particularly those in the wireless industry) could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand (including demand for wireless connectivity) or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact our tower tenants or their industries, which may materially and adversely affect our business, including by reducing demand for our digital infrastructure real estate or network services. In addition, a slowdown may increase competition for tower tenants or network services. Such an industry slowdown or a reduction in tower tenant network investment may materially and adversely affect our business.

Our investments in digital infrastructure real estate will be subject to the risks typically associated with real estate.

We invest directly in real estate. We will not know whether the values of properties that we own directly will remain at the levels existing on the dates of acquisition. If the values of properties we own decrease, our risk will increase because of the lower value of the real estate. In this manner, real estate values will impact the value of our real estate investments. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the current Israel-Hamas conflict and conflict between Russia and Ukraine and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S. banking system);

•	epidemics, pandemics or other outbreaks of an illness, disease or virus (such as the COVID-19 pandemic);

•	natural disasters such as hurricanes, snow, earthquakes, floods, wildfires or severe weather storms;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national, regional and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies, including changes in tax laws and increases in property taxes, changes in zoning laws, climate-change initiatives, limitations on rental rates and increasing costs to comply with environmental laws;

•	costs associated with the need to periodically repair or re-lease our properties;

•	costs associated with real property taxes and changes in tax rates;

•	costs of remediation and liabilities associated with environmental conditions affecting properties;

•	over-concentrations in certain geographic areas;

•	the worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated;

•	inflation;

•	increases in interest rates and the lack of availability of financing; and

•	the potential for uninsured or underinsured property losses.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

New technologies or changes in a tenant’s business model could make our digital infrastructure real estate business less desirable and result in decreasing revenues and operating results.

The development and implementation of new technologies designed to enhance the efficiency of communications networks or changes in a tenant’s business model could decrease demand for tower space or reduce previously obtainable contract rates. In addition, tenants may allocate less of their budgets to leasing space on towers, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Examples of these technologies include spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and, as a result, could reduce the demand for tower-based antenna space. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a tenant may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies and innovation projects that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.

Our data center properties may not be suitable for lease to certain data center, technology or office tenants without significant expenditures or renovations.

Because many of our data center properties will contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations.

Our tenants may choose to develop new data centers or expand their existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers.

Our larger tenants may choose to develop new data centers or expand any existing data centers of their own. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no guarantee that we would be able to replace that tenant at a competitive rate or at all.

Our data center infrastructure may become obsolete or less marketable and we may not be able to upgrade our power and cooling, security or connectivity systems cost-effectively or at all.

The markets for data centers, as well as the industries in which data center tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. The data center infrastructure in some of the data centers that we acquired and expect to acquire in the future may become obsolete or less marketable due to demand for new processes or technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) demand for additional redundancy capacity; (iii) new technology that permits lower levels of critical load and heat removal than the data centers in which we invest may be designed to provide; or (iv) new technology, including artificial intelligence, that reduces tenant need or demand for data center capacity, changes the requirements for such capacity or otherwise renders our data centers less attractive to tenants or obsolete. In addition, the systems that will connect the data centers in which we invest to the Internet and other external networks may become outdated, including with respect to latency, reliability and diversity of connectivity. When tenants demand new processes or technologies, we may not be able to upgrade our data centers on a cost-effective basis, or at all, due to, among other things, increased expenses to us that cannot be passed on to the tenant or insufficient revenue to fund the necessary capital expenditures.

The obsolescence of current data centers, including of the power and cooling systems in such data centers or our inability to upgrade our data centers, including associated connectivity, could have a material negative impact on our business. Furthermore, potential future regulations that apply to industries we serve may require users in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security regulations applicable to the defense industry and government contractors and privacy and security requirements applicable to the financial services and health care industries. Such regulations could have a material adverse effect on us. If our competitors offer data center space that our existing or potential tenants perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our or current market rates, we may lose existing or potential tenants, incur costs to improve our data centers or be forced to reduce our rental rates.

We will depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the tenants in our data centers, and any delays or disruptions in service could have a material adverse effect on us.

Our data centers’ products and infrastructures will rely on third-party service providers. In particular, we depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the tenants in our data centers, and we have no control over the reliability of the services provided by these suppliers. Our tenants may in the future experience difficulties due to service failures unrelated to our systems and services. Any Internet, telecommunication or fiber optic network failures may result in significant loss of connectivity to our data centers, which could reduce the confidence of our tenants and could consequently impair our ability to retain existing tenants or attract new tenants and could have a material adverse effect on us.

Similarly, we depend upon the presence of Internet, telecommunications and fiber optic networks serving the locations of our data centers in order to attract and retain tenants. The construction required to connect multiple carrier facilities to our data centers is complex, requiring a sophisticated redundant fiber network, and involves matters outside of our control, including regulatory requirements and the availability of construction resources. Each new data center that we develop requires significant amounts of capital for the construction and operation of a sophisticated redundant fiber network. We believe that the availability of carrier capacity affects our business and future growth. We cannot assure you that any carrier will elect to offer its services within our data centers or that once a carrier has decided to provide connectivity to our data centers that it will continue to do so for any period of time. Furthermore, some carriers are experiencing business difficulties or have announced consolidations or mergers. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could adversely affect our tenants and could have a material adverse effect on us.

Power outages, limited availability of electrical resources and increased energy costs could have a material adverse effect on us.

Our data centers will be subject to electrical power outages, regional competition for available power and increased energy costs. We attempt to limit exposure to system downtime by using backup generators and power supplies generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages, which may last beyond our backup and alternative power arrangements, would harm our tenants. During power outages, changes in humidity and temperature can cause permanent damage to servers and other electrical equipment. We could incur financial obligations or be subject to lawsuits by our tenants in connection with a loss of power. Any loss of services or equipment damage could reduce the confidence of our tenants in our services and could consequently impair our ability to attract and retain customers, which could have a material adverse effect on us.

In addition, power and cooling requirements at our data centers are increasing as a result of the increasing power and cooling demands of modern servers. Since third parties will provide our data centers with sufficient power to meet our tenants’ needs, our data centers could have a limited or inadequate amount of electrical resources.

We also may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as coal, oil or natural gas. The price of these fuels and the electricity generated from them could increase as a result of proposed legislative measures related to climate change or efforts to regulate carbon emissions. Although we may have a diverse tenant base, the concentration and mix of our tenants may change and increases in the cost of power at any of our data centers would put those locations at a competitive disadvantage relative to data centers served by utilities that can provide less expensive power. This could adversely affect our relationships with our tenants, which could have a material adverse effect on us.

Climate change may adversely affect our business, financial condition, cash flows and results of operations.

Climate change creates physical and financial risks. Physical risks from climate change include an increase in sea levels and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g., floods, tornadoes or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, tornadoes, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively affect our financial performance. To the extent any of these events results in significant damage to or closure of one or more of our properties, our operations and financial performance could be adversely affected through an inability to lease or re lease the property. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws or regulations may require material expenditures by us. For example, various federal, state, and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our properties, increase the costs of maintaining or improving our properties or developing new properties, or increase taxes and fees assessed on us or our properties.

We rely on the proper and efficient functioning of computer and data-processing systems, and a large-scale malfunction could have a material adverse effect on us.

Since computer and data-processing systems are susceptible to malfunctions and interruptions, including those due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems, we cannot guarantee that our data centers will not experience such malfunctions or interruptions in the future. Additionally, expansions and developments in the products and services that our data centers offer could increasingly add a measure of complexity that may overburden our data center and network resources and human capital, making service interruptions and failures more likely. A significant or large-scale malfunction or interruption of one or more of any of our data centers’ computer or data-processing systems could adversely affect our ability to keep such data centers running efficiently. If a malfunction results in a wider or sustained disruption to business at a property, it could have a material adverse effect on us.

Our network services business may experience significant volatility in demand, which could reduce the predictability of our results.

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for such services. Our network services business generally will be driven by demand for our digital infrastructure real estate and may be adversely impacted by various factors, including:

•	competition;

•	the timing, mix and amount of customer network investments;

•	the rate and volume of customer deployment plans;

•	unforeseen delays or challenges relating to work performed;

•	economic weakness or uncertainty;

•	our market share; and

•	changes in the size, scope, or volume of work performed.

New wireless technologies may not deploy or be adopted by tenants as rapidly or in the manner projected.

There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless carriers. In addition, demand or tenant adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our digital infrastructure real estate arising from such technologies may not be realized at the times or to the extent anticipated.

A substantial portion of our revenue may be derived from a small number of tenants, which could make us sensitive to changes in the creditworthiness and financial strength of our tenants.

A substantial portion of our total operating revenues may be derived from a small number of tenants. Consequently, a reduction in demand for site leasing, reduced future capital expenditures on the networks, or the loss, as a result of bankruptcy, consolidation and mergers with other tenants of ours or otherwise, of any of our largest tenants could materially decrease our revenue and have an adverse effect on our growth. Additionally, if tenants are unwilling or unable to perform their obligations under their contracts with us, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we may occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our contracts, which we hope to resolve in a manner that would not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our contracts with tenants, a material modification of the terms of those contracts, a deterioration in our relationships with those tenants that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Due to the long-term nature of our tenant contracts, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial levels of debt. Sometimes our tenants, or their parent companies, face financial difficulty, file for bankruptcy or terminate operations.

In addition, many of our tenants will rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets. If our tenants are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, which could materially and adversely affect demand for our digital infrastructure real estate. If, as a result of a prolonged economic downturn or otherwise, one or more of our tenants experience financial difficulties or files for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred asset. The loss of significant tenants, or the loss of all or a portion of our anticipated site rental revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

If our tenants consolidate their operations, exit the telecommunications business or share digital infrastructure real estate to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Significant consolidation among our tenants could reduce demand for our digital infrastructure real estate and network services and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew, or attempt to cancel, avoid or limit contracts with us or related payments. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these contracts are terminated or not renewed. In addition, extensive sharing of digital infrastructure real estate, roaming or resale arrangements among wireless service providers as an alternative to leasing our digital infrastructure real estate, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing digital infrastructure real estate because portions of the tenants’ networks may become redundant, which could have a material adverse effect on our business, results of operations or financial condition.

Fiber contains certain differences from towers, resulting in different operational risks. If we do not successfully operate fiber networks or identify or manage the related operational risks, such operations may produce results that are less than anticipated.

We anticipate that our portfolio will include investments in fiber. Fiber contains certain differences from towers, including certain differences relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, ownership of certain network assets, operational oversight requirements, government regulations (including by counties and municipalities, and are subject to local easement and rights-of-way licenses from municipalities), growth rates and applicable laws. While fiber has certain risks that are similar to towers, they also have certain operational risks that are different from an investment in towers, including:

•	the use of public rights-of-way and franchise agreements;

•	use of poles and conduits owned solely by, or jointly with, third parties;

•	risks relating to overbuilding;

•	risk of decrease in demand for data;

•	risks relating to the specific markets that we choose to operate in or plan to operate in;

•	construction management risks;

•	risks relating to wireless carriers building their own fiber, or subscribers utilizing their own or alternative fiber;

•	risk of failing to optimize the use of our finite supply of fiber strands;

•	damage to our assets and the need to maintain, repair, upgrade and periodically replace our assets;

•	the risk of failing to properly maintain or operate highly specialized hardware and software;

•	network data security risks;

•	the risk of new technologies that could enable subscribers to realize the same benefits with less utilization of our fiber;

•	potential damage to our overall reputation as a digital infrastructure real estate provider; and

•	the use of competitive local exchange carrier status.

In addition, our fiber networks will in some instances support and provide the transport of data for small cells. The rate at which tenants adopt or prioritize small cells and fiber may be lower or slower than we anticipate or may cease to exist altogether. Fiber will also expose us to different safety or liability risks or hazards than towers as a result of numerous factors, including the location or nature of the assets involved. There may be risks and challenges associated with small cells being comparatively new and emerging technologies and continuing to evolve, and there may be other risks related to small cells of which we are not yet aware.

Our business is subject to government regulations and changes in current or future regulations could harm our business.

We are subject to federal, state and local regulation of our business. In the United States, both the Federal Aviation Administration (“FAA”) and the Federal Communications Commission (“FCC”) regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. In addition, the FCC separately licenses and regulates wireless communications equipment and television and radio stations operating from such towers. FAA and FCC regulations govern construction, lighting, painting, and marking of towers and may, depending on the characteristics of the tower, require registration of the tower. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to air navigation.

Tower owners may have an obligation to mark or paint such towers or install lighting to conform to FAA and FCC regulations and to maintain such marking, painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any lighting outages. Certain proposals to operate wireless communications and radio or television stations from towers are also reviewed by the FCC to ensure compliance with environmental impact requirements established in federal statutes, including the National Environmental Policy Act of 1969, as amended. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject us to significant indemnification liability to our tenants against any such failure to comply. In addition, new regulations may impose additional costly burdens on us, which may affect our revenues and cause delays in our growth. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction or modification. Local regulations can delay, prevent, or increase the cost of new construction, co-locations, or site upgrades, thereby limiting our ability to respond to tenant demand. In addition, new regulations may be adopted that increase delays or result in additional costs to us.

We may be vulnerable to security breaches that could adversely affect our operations, business, and reputation.

Despite any security measures, certain of our digital infrastructure real estate assets may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, and other security breaches. An attack attempt or security breach, such as a distributed denial of service attack, could potentially result in (1) interruption or cessation of certain of our services to our customers, (2) our inability to meet expected levels of service to our customers, or (3) data transmitted over our customers’ networks being compromised. We cannot guarantee that our security measures will not be circumvented, resulting in customer network failures or interruptions that could impact our customers’ network availability and have a material adverse effect on our business, financial condition, or operational results. We may be required to expend significant resources to protect against or recover from such threats. We may elect to secure and maintain insurance policies, as available, that include coverage over cyber-attacks and other security breaches; however, there can be no assurances that such coverage will be available or, if available, even adequate to cover exposure for such incidents. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Further, the perpetrators of cyber-attacks are not restricted to particular groups or persons. These attacks may be committed by our employees or external actors operating in any geography. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.

If radio frequency emissions from wireless handsets or equipment on our digital infrastructure real estate are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs or revenues.

The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us.

Public perception of possible health risks associated with cellular or other wireless connectivity services may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs, or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.

If we are unable to protect our rights to the land under our towers or other digital infrastructure real estate, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower or other communications network infrastructure, like fiber, may interfere with our ability to operate that tower site or fiber network and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of digital infrastructure real estate, which can affect our rights to access and operate such asset. From time to time, we also may experience disputes with landowners regarding the terms of easements or ground agreements for land under towers or fiber networks, which can affect our ability to access and operate such infrastructure. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. A significant number of the digital infrastructure real estate in our portfolio may be located on land that we will lease pursuant to long-term operating leases. Our inability to protect our rights to the land under our towers and other telecommunications network infrastructure may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that may be subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from those towers will be eliminated.

Our portfolio may include towers that we operate pursuant to lease or sublease agreements that include a purchase option at the end of the lease period. We may not have the required available capital to exercise our right to purchase the towers at the end of the applicable period, or we may choose, for business or other reasons, not to do so. If we do not exercise these purchase rights, and are unable to extend the lease or sublease or otherwise acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from the towers. If we decide to exercise these purchase rights, the benefits of acquiring a significant number of towers may not exceed the associated acquisition, compliance and integration costs, which could have a material adverse effect on our business, results of operations or financial condition.

If we acquire digital infrastructure real estate outside of the United States, our international operations would be subject to economic, political and other risks that could materially and adversely affect our business, results of operations or financial condition.

If we acquire digital infrastructure real estate outside of the United States, our international operations could result in adverse financial consequences and operational problems not typically experienced in the United States, including but not limited to:

•	changes to existing or new tax laws or methodologies impacting our international operations, or fees directed specifically at the ownership and operation of infrastructure sites or our international acquisitions, any of which may be applied or enforced retroactively;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could be applied retroactively to any existing infrastructure sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	actions restricting or revoking spectrum licenses or suspending or terminating business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti- bribery laws, or Office of Foreign Assets Control requirements;

•	material site security issues;

•	significant license surcharges;

•	increases in the cost of labor (as a result of unionization or otherwise), power and other goods and services required for our operations;

•	price setting or other similar laws for the sharing of passive infrastructure; and

•	uncertain or inconsistent laws, regulations, rulings or results from legal or judicial systems, which may be enforced retroactively, and delays in the judicial process.

We would also face risks associated with changes in foreign currency exchange rates, including those arising from operations, investments and financing transactions. Volatility in foreign currency exchange rates could also affect our ability to plan, forecast and budget for our international operations and expansion efforts.

Risks Associated with Debt Financing and Investments

We expect to incur indebtedness and other borrowings, which could increase our business risks, hinder our ability to make distributions and adversely impact the value of your investment if the value of the property securing the debt falls or if we are forced to refinance the debt during adverse economic conditions.

We expect that in most instances, we will acquire digital infrastructure real estate by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we qualify as a REIT.

There is no limitation on the amount we may borrow against any single improved property. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities) as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines, absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments.

Notwithstanding this 75% leverage limitation, we intend to target the greater of 65% loan-to-value or loan-to-cost. However, during the initial stages of the Public Offering, our leverage ratio could exceed our target leverage ratio. However, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 75% of the aggregate fair market value of our assets (calculated after the close of the Public Offering and once we have invested substantially all the proceeds of the Public Offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of the Public Offering we will seek such independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. If there is a shortfall between the cash flow from an asset and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Advisor expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of affiliates of our Sponsor investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

Changes in the debt markets could have a material adverse impact on our earnings and financial condition.

The domestic debt markets are subject to changing levels of volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which results in lenders increasing the cost of debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, digital infrastructure real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of assets we can purchase, and the return on the assets we purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. In addition, the state of the debt markets could have an impact on the overall amount of capital invested in real estate, which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisition, it could negatively impact the value of our assets after the time we acquire them.

High lending rates may make it difficult for us to finance or refinance assets, which could reduce the number of assets we can acquire and the amount of cash distributions we can make.

If we place debt on assets, we run the risk of being unable to refinance the assets when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the assets are refinanced, we may not be able to finance the assets and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce our cash flow and cash available for distribution to members, as well as hinder our ability to raise more capital by issuing more shares or by borrowing more money. Additionally, we would have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, certain of our lenders may impose restrictions on us that affect our distribution, investment and operating policies and our ability to incur additional debt. Loan documents we enter into may also contain covenants that limit our ability to further borrow against the asset, sell the asset or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to achieve our distribution, investment and operating objectives.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Any digital infrastructure real estate debt securities that we originate or purchase is subject to the risks of delinquency and foreclosure.

We may originate and purchase digital infrastructure real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will have limited recourse, if any, to the personal assets of our borrowers. The ability of a borrower to repay a debt security secured by an income- producing asset depends primarily upon the successful operation of the asset, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the asset is reduced, the borrower’s ability to repay the debt security may be impaired. An asset’s net operating income can be affected by, among other things:

•	increased costs, including added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	asset management decisions;

•	asset location and condition;

•	competition from comparable types of assets;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the digital infrastructure real estate debt security, which could have a material adverse effect on our cash flows from operations and limit amounts available for distribution to you. In the event of the bankruptcy of a digital infrastructure real estate debt security borrower, the digital infrastructure real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the digital infrastructure real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a digital infrastructure real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed digital infrastructure real estate debt security. We also may be forced to foreclose on certain assets, be unable to sell these assets and be forced to incur substantial expenses to improve operations at the asset.

Risks Related to Investments in Debt

We do not have substantial experience investing in mortgage, mezzanine, bridge or construction loans, B-Notes, securitized debt or other debt related to properties in which we may invest, which could adversely affect our return on our loan investments.

We may make investments in mortgage, mezzanine, bridge or construction loans, B-Notes, securitized debt or other debt related to properties if our Advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. However, neither our Advisor nor any of its affiliates has any substantial experience investing in these types of loans and we may not have the expertise necessary to maximize the return on our investment in these types of loans.

If we make or invest in loans, our loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our loan investments.

If we make or invest in loans, we will be at risk of default by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We may invest in unsecured loans. Even with respect to loans secured by real property, we will not know whether the values of the properties securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of such underlying properties drop, our risk will increase with respect to secured loans because of the lower value of the security associated with such loans.

If we make or invest in loans, our loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the loans in the event we sell the loans.

If we invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease. Finally, if interest rates increase, the value of fixed-rate loans we own at such time would decrease which would lower the proceeds we would receive in the event we sell such assets.

Debt investments face prepayment risk that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under our loans secured by real property, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the secured property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

We may make or invest in mezzanine loans, which involve greater risks of loss than senior loans secured by real properties.

We may make or invest in mezzanine loans that generally take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns real property; provided, however, that we will comply with our charter, which prohibits us from investing in indebtedness secured by a mortgage on real property that is subordinate to any mortgage or equity interest of the Advisor, our directors or any of our affiliates. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than traditional mortgage loans, resulting in less equity in the real property and increasing our risk of loss of principal.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital in connection with acquisitions, developments or refinancings of real estate. In connection with such investments, there is a risk that the borrower may not achieve its investment objectives and that we may therefore not recover some or all of our investment in such bridge loans. For example, if we provide a bridge loan to a borrower who has identified an undervalued asset, either due to mismanagement of the underlying assets or as a result of what the borrowers deem to be a recovering market, and the market in which such asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. If the borrower is unable to obtain permanent financing to repay our bridge loan, we may lose some or all of our investment. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event we make a bridge loan to a borrower who defaults, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, it could adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to you and the value of your investment.

Non-conforming and non-investment grade loans are subject to an increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as “non-investment grade.” Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Therefore, non-conforming and investment loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to you and the value of your investment.

Our debt investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine loans we may purchase in the future will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

We have entered into multiple secured credit facilities.

On March 15, 2023, we entered into a Secured Revolving Loan Credit Agreement pursuant to which we may request advances on a revolving facility up to an initial aggregate principal of $35,000,000 (the “Sunflower Secured Credit Facility”). The maturity date of the Sunflower Secured Credit Facility is March 15, 2028. The Sunflower Secured Credit Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) SOFR for a one- month term in effect on such date plus 0.25% and (ii) the Maximum Rate. The Sunflower Secured Credit Facility’s SOFR rate loans shall bear interest at the lesser of (i) 2.75% plus Term SOFR for the Interest Period therefor and (ii) the Maximum Rate. As of April 30, 2025, we had drawn down $34.8 million from the Sunflower Secured Credit Facility, with $0.2 million remaining available.

On September 10, 2024, DataCom Joint Venture entered into a credit agreement (the “Revolving Facility”) pursuant to which we may request advances on a revolving facility up to an initial aggregate principal of $30,000,000. On October 29, 2024, we amended the Revolving Facility to increase the aggregate principal commitment to $45,000,000. The maturity date of the Revolving Facility is September 10, 2029. For any day, the Revolving Facility’s base rate loans shall bear interest at the applicable margin percentages per annum as set forth below, based upon the LTV in effect on such day:

Pricing Level	LTV	Base Rate Loans	Term SOFR Loans and Letter of Credit Fee	Commitment Fee
1	< 20%	1.25%	2.25%	0.35%
2	≥ 20 but < 40%	1.50%	2.50%	0.35%
3	≥ 40%	1.75%	2.75%	0.35%

As of December 31, 2024, the outstanding loan payable balance was $32,375,896, net of unamortized deferred loan costs of $660,930. The Revolving Facility requires us to maintain certain financial covenants such as (1) the loan to value ratio shall not be greater than 60%; (2) the pro forma debt service coverage ratio shall not be less than 1.10 to 1.00, commencing with the fiscal quarter ending September 30, 2026 and thereafter; (3) holdings shall not permit less than 70% of the last month annualized tower revenues from those towers included in the borrowing base to be generated by approved tenants. We are in compliance with these financial covenants as of December 31, 2024. As of April 30, 2025, we had drawn approximately $33.6 million under the Revolving Facility, with approximately $11.4 million remaining available.

The replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) may adversely affect our business and financial results.

On July 27, 2017, and in a subsequent speech by its chief executive on July 12, 2018, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, confirmed that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. One-week and two-month U.S. dollar LIBOR (“USD LIBOR”) tenors ceased publication on December 31, 2021. The remaining USD LIBOR tenors, including 3-month USD LIBOR, ceased publication after June 30, 2023. Under the Adjustable Interest Rate (LIBOR) Act (“AIRLA”) and Part 253 of Regulation ZZ (Rule 253), after June 30, 2023, certain “LIBOR contracts”, by operation of law, changed their base rate from USD LIBOR to CME Term SOFR of the same tenor, plus an applicable tenor spread adjustment. CME Term SOFR is an indicative, forward-looking measurement of the daily overnight SOFR. CME Term SOFR is published by CME Group Inc., as administrator of that rate.

The composition and characteristics of CME Term SOFR are not the same as those of USD LIBOR. CME Term SOFR is derived from daily SOFR, which is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions. USD LIBOR is an unsecured rate. As a result, there can be no assurance that CME Term SOFR, together with the applicable statutory tenor spread adjustment, will perform in the same way as USD LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events.

Market participants are still considering how various types of financial instruments and securitization vehicles that are not “LIBOR contracts” subject to AIRLA and Rule 253 should be modified following a discontinuation of USD LIBOR. It is possible that not all of our assets and liabilities will transition away from USD LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of SOFR, USD LIBOR or other interest rates or the value of SOFR-based or USD LIBOR-based securities, including our mortgage loans. These uncertainties or their resolution also could negatively impact our loan and other asset values, interest income, funding costs, asset-liability management strategies, and other aspects of our business and financial results.

U.S. Federal Income Tax Risks

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially state, local and Puerto Rico tax, and would adversely affect our operations and the price of our shares of common stock.

We have elected to be taxed as a REIT commencing with our taxable year ended December 31, 2021. We have operated and intend to continue to operate in a manner that would allow us to qualify as a REIT. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited, and it is possible our REIT status may terminate inadvertently.

Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. Our taxation as a domestic corporation, under current laws, would mean that we would be unable to deduct dividends paid to stockholders for purposes of computing our taxable income. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

In certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code of 1986 (as amended, “the Code”) will be subject to a 100% tax. If we fail to make (or be deemed to make) sufficient, timely distributions of our income and gain, we could be subject to a 4% excise tax to the extent of such failure. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect and certain other requirements were satisfied) we would be subject to tax on the portion of our income that caused us to fail to meet the income test requirements. We also may decide to retain net capital gain we recognize from the sale or other disposition of our property and pay U.S. federal income tax directly on such gain. In that event, our stockholders would be treated as if they recognized that gain and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes. Additionally, companies through which we indirectly own our assets, such as taxable REIT subsidiaries, may be subject to U.S. federal, state, local, Puerto Rico and non-U.S. income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

If we fail to invest a sufficient amount of the net proceeds from selling shares of our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from sales of shares of our common stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from the sales of shares of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

To qualify as a REIT, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we do not distribute our net capital gains or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular U.S. federal corporate tax rates. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay (or are deemed to have paid) with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Payments we make to our stockholders under our share repurchase program will not be taken into account for purposes of these distribution requirements. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

As stated above, in order to qualify as a REIT, we must distribute as dividends to our stockholders at least 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Until we are required to file annual and periodic reports with the SEC under the Exchange Act, distributions must not be considered “preferential dividends” in order for them to be counted as satisfying the annual distribution requirements for REITs and to provide us with a REIT-level tax deduction. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions, or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling from the IRS to such REIT. Furthermore, we have not sought a ruling from the IRS but believe that differences in dividends distributed to holders of Class D shares, Class I shares, Class S shares and Class T shares as a result of class- specific stockholder servicing fees that are deducted from the gross distributions for each share class will not result in preferential dividends. However, no assurance can be given that the IRS will agree with this determination.” If the IRS were to successfully assert that we paid a preferential dividend, we might be deemed to fail the 90% distribution test, and our status as a REIT could be terminated.

Historically, in order for dividends to be counted toward satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the dividends could not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class and in accordance with the preferences among different classes of stock as set forth in a REIT’s organizational documents. On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes Act of 2015, which is commonly referred to as the PATH Act. The PATH Act repealed the set of rules prohibiting preferential dividends, but only with respect to REITs that file annual and periodic reports with the SEC under the Exchange Act. With the filing of our Registration Statement on Form S-11 for the Public Offering, we became a reporting company under the Exchange Act, and the preferential dividend rule therefore will become inapplicable to us. However, if the IRS determined that we made a preferential dividend payment before the filing of our prospectus, such preferential dividend could disqualify us from being taxed as a REIT.

If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, including “rents from real property.” In order for rent paid to us to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT, which would materially adversely impact the value of an investment in our securities and in our ability to pay distributions to you.

The use of taxable REIT subsidiaries, which may be required for REIT qualification purposes, would increase our overall tax liability and thereby reduce our cash available for distribution to you.

Some of our assets may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries. Any of our taxable REIT subsidiaries would be subject to U.S. federal, state and local income tax on their taxable income. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis. While we intend that all transactions between us and our taxable REIT subsidiaries would be conducted on an arm’s-length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us would not be subject to the excise tax, no assurance can be given that no excise tax would arise from such transactions.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity other than a taxable REIT subsidiary, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business, unless certain safe harbor provisions apply. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Any losses we incur on such prohibited transactions may not be used to offset gains from prohibited transactions. Any taxes we pay would reduce our cash available for distribution to you. To avoid incurring prohibited transactions tax, we may forgo disposition opportunities that would otherwise be available if we were not a REIT.

Recharacterization of sale-leaseback transactions may cause us to fail to qualify as a REIT, or when qualified, lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to you.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale- leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year in the event we cannot make a sufficient deficiency dividend.

Investments outside the United States, including in Puerto Rico, may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

In the event we make investments outside of the United States, including in the unincorporated U.S. territory of Puerto Rico, we may become subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

Failure of the Operating Partnership to be taxable as a partnership could cause us to fail to qualify as a REIT and we could suffer other adverse tax consequences.

Based on our expected operating procedures, we believe that the Operating Partnership will continue to be treated for U.S. federal income tax purposes as a partnership and not as an association taxable as a corporation. If the IRS were successfully to determine that the Operating Partnership was properly treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were treated as a corporation, we could fail to qualify as a REIT, with the resulting consequences as described in this Annual Report.

You may have a current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our DRP, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our common stock. However, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

Our taxable income may substantially exceed our net cash flow, which may make it difficult for us to meet the REIT distribution requirements.

If we have differences in timing between the recognition of taxable income and the actual receipt of cash, we may generate less cash flow than taxable income. As a result of the foregoing, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be used for future acquisitions or used to repay debt or (4) make a taxable distribution of shares of our common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and interests in taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer (other than certain excluded securities, including securities that qualify for the “straight debt” safe harbor). Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than interests in taxable REIT subsidiaries and qualified real estate assets), and no more than 20% of the value of our assets can be represented by securities of one or more taxable REIT subsidiaries (other than qualified real estate assets). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to qualify and maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

You may be restricted from acquiring or transferring certain amounts of shares of our common stock.

In order to qualify as a REIT, among other requirements, no more than 50% in value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year, other than the first year for which our REIT election is effective. To assist us in qualifying as a REIT, among other purposes, our charter contains share ownership limits. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the share ownership limits.

If anyone attempts to transfer or own shares of stock in a way that would violate the share ownership limits (or would prevent us from continuing to qualify as a REIT), unless such ownership limits have been waived prospectively or retroactively by our board of directors, those shares instead will be deemed transferred to a trust for the benefit of a charitable beneficiary and will be either repurchased by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit and will not prevent us from qualifying as a REIT. If this transfer to a trust fails to prevent such a violation or a disqualification as a REIT, then the initial transfer or ownership will be null and void from the outset. Anyone who acquires or owns shares in violation of the aggregate share ownership limit or the common share ownership limit, unless such ownership limit or limits have been waived prospectively or retroactively by our board of directors, or the other restrictions on transfer or ownership in our charter, bears the risk of a financial loss when the shares are repurchased or sold.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for distributions paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates, as well as state and local taxes, and we would no longer be required to distribute most of our net income to our stockholders, which may have adverse consequences on our total return to stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of shares of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect your taxation, the investment in the shares of common stock or the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent or proposed legislation on your investment in the shares of common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our stock.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or “FIRPTA,” capital gain distributions attributable to sales or exchanges of U.S. real property interests, or “USRPIs,” generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (1) the distribution is received with respect to a class of shares that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. Our stock is not and has never been “regularly traded” on an established securities market. Therefore, this exception does not currently apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our common stock generally will not be subject to U.S. federal income taxation unless such shares constitute a USRPI within the meaning of FIRPTA. Our shares of common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot be sure, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges shares of our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (1) shares of our common stock are “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 10% or less of the shares of our common stock at any time during the five-year period ending on the date of the sale. However, as noted above, our stock is not and has never been “regularly traded” on an established securities market. We encourage our non-U.S. stockholders to consult an independent tax advisor to determine the tax consequences applicable to them.

Retirement Plans and Other ERISA Risks

If our underlying assets are treated as the assets of investing Benefit Plans (as defined below), our Advisor and we and our affiliates may be exposed to liabilities under Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, a pro rata portion of the assets of the entire entity are deemed to be plan assets unless an exception applies. This is known as the “look- through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable treasury regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our Advisor or we or our affiliates are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Additionally, regardless of whether our shares qualify for the “publicly offered securities” exception of the treasury regulations, a prohibited transaction could occur if we, the Advisor, any selected dealer or any of their affiliates is a fiduciary with respect to any tax-qualified employee pension benefit plan described in Section 3(3) and subject to Title I of ERISA, a “plan” described in Section 4975(e)(1) of the Code, that is subject to Section 4975 of the Code (including for e.g., an IRA and a “Keogh” plan), a plan, account or other arrangement that is subject to any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code (collectively, “Similar Laws”) or by an entity whose underlying assets are considered to include the assets of any of the foregoing (collectively “Benefit Plans),” purchasing shares of our common stock. Prior to making an investment in us, you should consider whether the investment is appropriate for a Benefit Plan, taking into account your obligations under ERISA, the Code and Similar Laws, including, without limitation, the prudence, diversification, delegation of control and prohibited transaction provisions of ERISA, the Code and any other applicable Similar Laws and the facts and circumstances of the investing Benefit Plan.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Public Offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, contains a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Public Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Public Offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by HMC Capital, the ultimate parent of our Sponsor. HMC Capital’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. HMC Capital’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. HMC Capital has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

HMC Capital’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us or our Advisor. HMC Capital’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us or our Advisor, is integrated into HMC Capital’s risk management program. In addition, HMC Capital periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

HMC Capital’s cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness training, including for all of the employees of our Sponsor and its affiliates. Our Sponsor undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Sponsor’s and our critical third-party vendors and other partners. Our Sponsor also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations. Senior management and personnel of our Sponsor and our Advisor, which includes our Advisor’s personnel, work to conceive, implement, and monitor the effectiveness of a program designed to protect our information systems from cybersecurity threats and to promptly respond to any security incidents.

In the event of a cybersecurity incident impacting us or our Advisor, our Sponsor has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of our Sponsor, including coordinating with the relevant members of our Advisor. The incident response plan includes notification to the applicable members of cybersecurity leadership, and, as appropriate, escalation to the full HMC Capital risk management team and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee of our board of directors and to our full board of directors, if appropriate.

Oversight of Cybersecurity Risks

Our board of directors and audit committee have primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the HMC Capital cybersecurity team periodically report to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters. Such reporting includes updates on HMC Capital’s cybersecurity program as it impacts us, the external threat environment, and HMC Capital’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and HMC Capital’s preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

Material Impact of Cybersecurity Risks

As of the date of this filing, we have not experienced a material cyber incident and the expenses we have incurred from information security incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors- Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.”

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio” and Schedule III, Real Estate and Accumulated Depreciation.

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 660 Steamboat Road, First Floor, Greenwich, CT 06830. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of April 30, 2025, we had approximately 11,932,692 shares of common stock outstanding held by a total of approximately 7,647 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

In July 2021, we commenced the Private Offering of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares and Class IX shares, which terminated prior to the commencement of the Public Offering.

Our Registration Statement on Form S-11 for the Public Offering of $575,000,000 of shares of Class D shares, Class I shares, Class S shares and Class T shares, consisting of up to $500,000,000 of Class D shares, Class I shares, Class S shares and Class T shares in our Primary Offering and up to $75,000,000 of Class D shares, Class I shares, Class S shares and Class T shares pursuant to our DRP, was declared effective by the SEC on February 14, 2025.

During the Private Offering, we published a quarterly NAV per share calculated as of each fiscal quarter ended during the period from June 30, 2023 through September 30, 2024. Our historical quarterly NAV per share for each class of shares were determined by our Advisor based on the net asset values of our investments and the addition of any other assets (such as cash on hand), and the deduction of any other liabilities.

The following table presents our historical quarterly NAVs per share for Class A shares (not offered in the Public Offering), Class AX shares (not offered in the Public Offering), Class I shares, Class IX shares (not offered in the Public Offering) and our OP Units, or Class P OP Units and Class PX OP Units, that are held by our Advisor and third-parties other than us. Class D shares, Class DX shares (not offered in the Public Offering). Class S shares and Class T shares are omitted from below since none were outstanding as of any of the periods listed below:

Date	Class A	Class AX	Class I	Class IX	Class P OP Units	Class PX OP Units
June 30, 2023	$10.0436	$10.0436	$10.0436	$10.0436	$10.0543	$10.0543
September 30, 2023	$10.0583	$10.0464	$10.0544	$10.0554	$10.0543	$10.0395
December 31, 2023	$10.2426	$10.2233	$10.2352	$10.2343	$10.0744	$10.2223
March 31, 2024	$10.2654	$10.2403	$10.2590	$10.2732	$10.2511	$10.2408
June 30, 2024	$10.2520	$10.2271	$10.2494	$10.2625	$10.2732	$10.2328
September 30, 2024	$10.3626	$10.3389	$10.3532	$10.3685	$10.4156	$10.3764

We began determining our NAV on a monthly basis, instead of quarterly, for our shares and Class P OP Units and Class PX OP Units commencing with the monthly NAV per share calculated as of November 30, 2024. With the approval of our board of directors, including a majority of our independent directors, we engaged an independent valuation advisor commencing with our monthly NAV per share calculated as of November 30, 2024, to review internal valuations prepared by our Advisor for reasonableness. While our independent valuation advisor reviews for reasonableness the assumptions, methodologies and valuation conclusions applied by our Advisor for our property and certain real estate debt, our independent valuation advisor is not responsible for, and does not calculate, our NAV. Our Advisor is ultimately and solely responsible for the determination of our NAV.

The following table presents our historical monthly NAVs per share for Class A shares (not offered in the Public Offering), Class AX shares (not offered in the Public Offering), Class I shares, Class IX shares (not offered in the Public Offering) and our OP Units, or Class P OP Units and Class PX OP Units, that are held by our Advisor and third-parties other than us. Class D shares, Class DX shares (not offered in the Public Offering). Class S shares and Class T shares are omitted from below since none were outstanding as of any of the periods listed below:

Date	Class A	Class AX	Class I	Class IX	Class P OP Units	Class PX OP Units
November 30, 2024	$10.3065	$10.2817	$10.2984	$10.3100	$10.3659	$10.3277
December 31, 2024	$10.3272	$10.3032	$10.3185	$10.3321	$10.3907	$10.3524

The Company is offering its shares of common stock in the Public Offering at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that it believes reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. Subsequent to December 31, 2024, the Company has determined NAVs per share as of January 31, 2025, February 28, 2025 and March 31, 2025. As of January 31, 2025, the Company reported NAV of $10.2133 per Class T share, Class S share, Class D share, and Class I share. As of February 28, 2025, the Company reported NAV of $10.3287 per Class T share, Class S share, Class D share, and Class I share. As of March 31, 2025, the Company reported NAV of $10.2317 per Class T share, Class S share, Class D share, and Class I share. These NAVs per share as of January 31, 2025, February 28, 2025 and March 31, 2025 were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the Public Offering. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Asset Value” for additional information regarding the Company’s NAV methodology.

The Company’s shares of common stock consist of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class T shares and Class S shares, all of which are collectively referred to herein as shares of common stock. Our charter authorizes 600,000,000 shares of common stock, of which 6,000,000 shares are classified as Class A shares, 3,000,000 shares are classified as Class AX shares, 100,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class DX shares, 100,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class IX shares, 94,000,000 shares are classified as Class S shares and 97,000,000 shares are classified as Class T shares, and 100,000,000 shares are classified as preferred stock with a par value $0.01 per share.  The Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class T shares and Class S shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the stockholder servicing fees payable with respect to Class D Shares, Class S Shares, and Class T Shares, will reduce distributions to the holders of such classes of shares.

No public trading market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Unless we list our shares on a national securities exchange, we do not expect that a public market for the shares will develop.

Unregistered Sales of Equity Securities

In July 2021, we commenced the Private Offering of shares of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, and Class IX shares, to accredited investors only pursuant to a confidential private placement memorandum. We terminated the Private Offering prior to commencement of the Public Offering. Class A shares, Class AX shares, Class DX shares, and Class IX shares will not be sold in the Public Offering. As of the termination of the Private Offering, we had received aggregate gross offering proceeds of approximately $117,035,800 from the sale of approximately 5,752,700 Class A shares, 1,383,000 Class AX shares, 2,208,400 Class I shares and 2,122,800 Class IX shares in the Private Offering.

On January 18, 2022, we began offering Class P OP Units and Class PX OP Units in the OP Unit Offering. We terminated the OP Unit Offering prior to commencement of the Public Offering. The Class P OP Units and Class PX OP Units will be exchangeable at the applicable exchange ratio, in certain circumstances, into Class I shares and Class IX shares. As of the termination of the OP Unit Offering, we had received aggregate gross proceeds of approximately $22,623,000 from the sale of approximately 2,034,900 Class P OP Units and 216,600 Class PX OP Units in the OP Unit Offering.

Use of Proceeds

Our Registration Statement on Form S-11 for our Public Offering, of $575,000,000 of shares of Class D shares, Class I shares, Class S shares and Class T shares, consisting of up to $500,000,000 of Class D shares, Class I shares, Class S shares and Class T shares in Primary Offering and up to $75,000,000 of Class D shares, Class I shares, Class S shares and Class T shares pursuant to the DRP, was declared effective by the SEC on February 14, 2025. As of December 31, 2024, we had not sold any shares pursuant to the Public Offering. As of the date of this filing, we had accepted investors’ subscriptions for and issued approximately 9,443 Class T shares and 280,552 Class I shares, including the purchase of 261,004.42 Class I shares by our Sponsor, resulting in receipt of gross proceeds of approximately $2,970,519 pursuant to the Public Offering. The share classes have different selling commissions, dealer manager fees and ongoing stockholder servicing fees. Each class of shares of our common stock will be sold at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed NAV per share due to the impact of one or more factors, including as a result of significant market events or disruptions or force majeure events.

From inception through December 31, 2024, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering and OP Unit Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,900,161	Actual
Other organization and offering costs	$6,491,945	Actual
Total	$8,392,106

As of December 31, 2024, the net offering proceeds to us from our Private Offering and the OP Unit Offering, after deducting the total expenses incurred as described above, were approximately $129,637,600.

We expect to use the net proceeds from our Offerings for the purpose of acquiring and/or establishing, operating, managing and leasing digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments, and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, we may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, or DAS, and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth. As of December 31, 2024, through wholly-owned subsidiaries of our Operating Partnership, we own 100% of the fee simple interest in 39 towers with associated ground leases or easements, 61 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through the DataCom Joint Venture, in 139 towers with associated ground leases or easements, two rooftop easements, 199 tenant operating leases and other related assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of the Public Offering in short-term, low risk, highly liquid, interest-bearing investments.

Distributions

We have elected to be taxed as a real estate investment trust, or REIT, under the Code, commencing with the taxable year ended December 31, 2021, and we intend to continue to operate in accordance with the requirements for qualification as a REIT intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Our board of directors may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular monthly distributions to our stockholders. We expect to continue to pay distributions monthly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board of directors, in its discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our shares of common stock.

The Company’s board of directors has authorized, and the Company has declared, distributions through December 31, 2024 in an amount equal to $0.54 per share, and for the period January 1, 2025 through June 30, 2025 in an amount equal to $0.001479452 per day (or approximately $0.54 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the stockholder servicing fees that are payable with respect to such classes of shares as further described in the Company’s prospectus. The distributions were payable by the 1st business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distribution payable to the Company stockholders is determined by the board of directors and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not assured.

For the years ended December 31, 2024 and December 31, 2023, the Company has declared distributions of $6,602,286 and $4,704,149, respectively, of which $548,514 and $515,478, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2024 and December 31, 2023 were paid during January 2025 and January 2024, respectively. For the years ended December 31, 2024, and December 31, 2023, $1,859,053 and $1,108,588 respectively, were reinvested as additional shares of the same share class at the applicable purchase price per share.

In general, in lieu of receiving cash distributions that are authorized by our board of directors, distributions to holders of Class AX shares, Class DX shares and Class IX shares are deemed distributed and then invested in additional shares of the same class at the applicable transaction price per share, net of any selling commissions associated with the applicable share class.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2024 and December 31, 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Distributions
Paid in cash	$4,191,500	$3,080,083
Payable	548,514	515,478
Reinvested in shares	1,862,272	1,108,588
Total distributions	$6,602,286	$4,704,149

Distribution Reinvestment Plan

The Company is offering up to $75 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares will be reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of December 31, 2024, no distributions were reinvested pursuant to the Company’s DRP.

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we sold equity securities that were not registered under the Securities Act as described below.

As of the termination of the Private Offering in February 2025, the Company had received aggregate gross offering proceeds of approximately $117,0412,000 (including aggregate sales load fees of $0 from the sale of approximately 5,777,100 Class A shares, 1,383,000 Class AX shares, 2,209,000 Class I shares and 2,122,800 Class IX shares in the Private Offering. The offer, sale, and issuance of these shares were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

As of the termination of the OP Unit Offering in February 2025, the Company had received aggregate gross proceeds of approximately $22,623,000 (including aggregate sales load fees of $3,504 from the sale of approximately 2,034,900 Class P OP Units and 216,600 Class PX OP Units in the OP Unit Offering. The offer, sale, and issuance of these OP Units were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

Share Repurchases

Under our share repurchase program, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. Additionally, stockholders who have received shares of our common stock in exchange for their OP Units may include the period of time such stockholder held such OP Units for purposes of calculating the holding period for such shares of our common stock. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder. The Early Repurchase Deduction will not apply to shares acquired through our DRP. An investor may withdraw his or her repurchase request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

If a new monthly NAV per share is publicly announced within three business days of a Repurchase Date, an investor that has requested to have his or her shares repurchased will have three business days from the announcement of the monthly NAV per share to withdraw his or her repurchase request by notifying the transfer agent before 4:00 p.m. (Eastern time). Settlements of share repurchases will generally be made within three business days of the Repurchase Date, provided, however, that settlements of share repurchase requests in the aforementioned scenario will not be made earlier than three business days after the announcement of a monthly NAV per share.

The aggregate NAV of total repurchases of Class A Shares, Class AX Shares, Class D Shares, Class DX Shares, Class I Shares, Class IX Shares, Class T Shares and Class S Shares will be limited to no more than 1.67% of our aggregate NAV per month (with the first month of each calendar quarter limitation being 1.66% instead of 1.67%), which will be measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month, and no more than 5% of our aggregate NAV per calendar quarter, which will be measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months. For the avoidance of doubt, the aggregate NAV per month that is used to calculate the aforementioned limitations of our share repurchase program will be the Company’s aggregate NAV per month excluding the Operating Partnership’s aggregate NAV per month. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

The Operating Partnership’s repurchase program with respect to Class P OP Units and Class PX OP Units (the “OP Unit repurchase program”) is a separate repurchase program from our share repurchase program; however, the terms of the OP Unit repurchase program generally mirror the terms of our share repurchase program. Pursuant to the OP Unit repurchase program, to the extent we, on behalf of the Operating Partnership, choose to repurchase OP Units in any particular month, we will only repurchase OP Units as of the opening of the last calendar day of that month (each such date, an “OP Unit Repurchase Date”). Repurchases will be made at the transaction price in effect on the OP Unit Repurchase Date, except that OP Units that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “OP Unit Early Repurchase Deduction”) of such OP Units. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The OP Unit Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder.

In order for a Class P limited partner or Class PX limited partner to have its OP Units repurchased, its repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) by the fifth business day prior to the last business day of the applicable month. Settlements of OP Unit repurchases will be made within three business days of the OP Unit Repurchase Date. The OP Unit Early Repurchase Deduction will not apply to Class PX OP Units acquired as a deemed distribution. A Class P limited Partner or Class PX limited partner may withdraw its repurchase request by notifying us or the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

In the event that we determine to repurchase some but not all of the OP Units submitted for repurchase during any month, such OP Units repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the OP Unit Repurchase Program, as applicable.

The total amount of aggregate repurchases of shares of our common stock will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively referred to herein as the “2% and 5% limits”). In the event that we repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. Repurchases and pro rata treatment, if necessary, will first be applied within the class-specific allocated capacity and then applied on an aggregate basis to the extent there is remaining capacity. For purposes of calculating the 2% and 5% limits, the repurchase price will be deemed to be the price before any Early Repurchase Deduction.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company, we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests. Material modifications, including any amendment to the 2% monthly or 5% quarterly limitations on repurchases, and suspensions of the share repurchase plan will be promptly disclosed to stockholders via their financial representatives. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased. Our board of directors must affirmatively authorize the recommencement of the plan if it is suspended before stockholder requests will be considered again.

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Share	the Program
October 2024	204,567	—	$10.3671	7,669,620
November 2024	193,184	—	$10.3651	7,669,620
December 2024	73,560	—	$10.3612	7,669,620

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “StratCap Digital Infrastructure REIT,” “DIR,” the “Company,” “we,” “us,” or “our” refer to StratCap Digital Infrastructure REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A - “Risk Factors” in this Annual Report.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We are a Maryland corporation formed on April 7, 2021. We are a recently formed company and have a limited operating history. We are an externally managed, perpetual-life REIT formed to pursue the investment objectives and strategies described elsewhere in this Annual Report. We are externally managed by our Advisor, StratCap Digital Infrastructure Advisors II, LLC, an affiliate of our Sponsor, StratCap Investment Management, LLC. We own all or substantially all of our assets through our Operating Partnership, of which we are the sole general partner.

We intend to use the net proceeds from our Offerings to acquire and/or establish, operate, manage and lease digital infrastructure assets, with a primary focus on: (1) data centers (2) cell towers, (3) wireless easements and lease assignments, and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, we may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, or DAS, and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth.

As of December 31, 2024, through wholly-owned subsidiaries of our Operating Partnership, we own 100% of the fee simple interest in 39 towers with associated ground leases or easements, 61 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through the DataCom Joint Venture, in 139 towers with associated ground leases or easements, two rooftop easements, 199 tenant operating leases and other related assets. The number of properties and other assets we will acquire will depend upon the number of shares sold and the resulting amount of net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of the Public Offering in short-term, low risk, highly liquid, interest-bearing investments.

The nature of leases on our cell tower assets are typically ground leases. Ground leases for land are specific to each site, generally contain an initial term of 5 to 10 years, and are renewable (and cancellable after a notice period) at the Company’s option. Further, the Company’s costs associated with cell towers may include ground rent, power and fuel costs (some or all of which may be passed through to the tenants) as well as property taxes, repairs and maintenance expenses.

We have elected to be taxed as a real estate investment trust, or REIT, under the Code commencing with the taxable year ended December 31, 2021, and we intend to continue to operate in accordance with the requirements for qualification as a REIT.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to our Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

Affiliates of our Advisor also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We expect to retain an affiliate of our Advisor to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed.

Net Asset Value

Our board of directors, including a majority of our independent directors, adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Advisor and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our Advisor and board of directors will review our valuation guidelines and methodologies related to investments in real property and certain real estate debt and other securities at least annually. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in the Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The Advisor will calculate the fair value of our real estate properties, which will be reviewed for reasonableness by our independent valuation advisor. Our Advisor may retain additional third-parties to assist with our valuations of certain investments. Our Advisor does not rely on third-parties, including our independent valuation advisor, in calculating the NAV. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. The Company prepares its valuations in accordance with the procedure described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

December 31, 2024 NAV Per Share

Our total NAV presented in the following tables includes the NAV of the holders of our Class A shares, Class AX shares, Class I shares and Class IX shares, as well as partnership interests of the Operating Partnership held by parties other than us. As of December 31, 2024, no Class D shares, Class DX shares, Class S shares or Class T shares were outstanding. Further, Class A shares, Class AX shares, Class DX shares and Class IX shares will not be offered in the Public Offering. The following table provides a breakdown of the major components of our total NAV as of December 31, 2024:

Components of NAV	December 31, 2024
Investment in real estate	$84,115,668
Investment in Datacom Joint Venture	52,738,826
Cash and cash equivalents	2,512,642
Due from affiliate	257,096
Tenant and other receivables	418,375
Prepaid and other assets – net	5,161,855
Redemptions Payable	(764,712)
Accounts payable and accrued liabilities	(1,519,975)
Due to affiliates	(784,836)
Distributions payable	(548,514)
Deferred rental revenue	(15,098)
Intangible liabilities – net	(881,124)
Loan payable	(29,335,000)
Interest expense payable	(91,287)
Unamortized expense support repayment/O&O(1)	13,459,476
Performance participation allocation payable to affiliate	(948,118)
Net asset value	123,775,274

(1) Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the Expense Support Agreement and Advisory Agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four-to-five-year period as a reduction of the outstanding unamortized balance. As of December 31, 2024, the unamortized expense support repayment balance was $13,459,476, with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note (the “Promissory Note”), in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five-year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital executed a Limited Guarantee to guarantee the Advisor’s obligations under the Promissory Note.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024:

	Class A (2)	Class AX (2)	Class I	Class IX (2)	Class P Units (1)	Class PX Units (1)	Total
Net Asset Value	$51,538,919	$14,669,673	$18,862,503	$19,987,445	$16,580,263	$2,136,471	$123,775,274
Number of outstanding shares	4,990,586	1,423,800	1,828,031	1,934,499	1,595,686	206,373	11,978,975
NAV/Share	$10.3272	$10.3032	$10.3185	$10.3321	$10.3907	$10.3524	$10.3327

(1)	Includes the partnership interests of the Operating Partnership held by parties other than us.

(2)	As noted above, Class A shares, Class AX shares and Class IX shares are not offered in the Public Offering. Such shares were offered in the Private Offering.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations, based on property types.

Property Type	Discount Rate	Exit Capitalization Rate
Cell Towers	5.74%	4.22%
Data Centers	7.25%	6.25%

These assumptions are determined by our Advisor after receiving input from our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Cell Towers Investment Values	Data Centers Investment Values
Discount Rate	0.25% decrease	2.08%	1.89%
(weighted average)	0.25% increase	-2.03%	-1.85%
Exit Capitalization Rate	0.25% decrease	4.44%	2.53%
(weighted average)	0.25% increase	-3.94%	-2.33%

Results of Operations

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate related securities, other than those referred to in this Annual Report. Specifically, the U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including the uncertainties and disruptions resulting from tariffs on imported construction materials, higher inflation, geopolitical uncertainty and particularly the effect of the current interest environment.

Comparison of Twelve Months Ended December 31, 2024 and 2023 Rental Revenue

Our primary sources of revenue include real estate rental revenue generated by our cell tower and data center properties. For the twelve months ended December 31, 2024 and 2023, cell tower and data center revenues primarily consisted of tenant operating leases comprising primarily modified gross leases at the cell towers with monthly base rents and incremental expense reimbursements above base year amounts, and net leases at the data centers comprised of monthly base rents and expense recoveries for the tenant’s pro-rata share of property taxes, insurance and common area maintenance, respectively. The amount of revenues generated by our cell tower and data center properties are dependent on our ability to maintain tenant occupancy rates, lease available space and execute favorable lease modifications and renewals.

	Twelve Months Ended December 31,
	2024	2023
Cell Tower Rental Revenue	$1,385,176	$619,234
Data Center Rental Revenue	2,652,459	2,009,753
Total real estate rental revenue	$4,037,635	$2,628,987

For the twelve months ended December 31, 2024, we experienced an increase in cell tower rental revenues of $765,942 due to our acquisition of an additional 21 cell towers, totaling 39 cell towers held as of December 31, 2024, compared to 18 cell towers held for the period ended December 31, 2023. Additionally, cell tower rental revenues for the period ended December 31, 2023 were also lower because 10 of the 18 cell towers held as of December 31, 2023 were not acquired until the third quarter of 2023.

For the twelve months ended December 31, 2024, we experienced an increase in data center rental revenues of $642,706 due to the timing of our two data. The two data center acquisitions were acquired on March 15, 2023 and March 21, 2023 reducing to just over nine months the amount of revenue recognized for the twelve months ended December 31, 2023.

Property Operating Expenses

Property operating expenses primarily consist of ground leases for our cell tower properties and utilities. The nature of leases on our cell tower assets are typically ground leases. Ground leases for land are specific to each site, generally contain an initial term of 5 to 10 years and are renewable (and cancellable after a notice period) at the Company’s option. Further, the Company’s costs associated with cell towers may include ground rent, power, fuel costs and property taxes (some or all of which may be passed through to the tenants) as well as repairs and maintenance expenses.

	Twelve Months Ended December 31,
	2024	2023
Cell Tower Operating Expenses
Ground leases	$276,316	$129,403
Utilities	12,855	8,348
Other property operating expenses	55,581	21,439
Total cell tower expenses	344,752	159,190
Data Center Operating Expenses
Utilities	41,139	42,093
Other property operating expenses	270,808	141,552
Total data center expenses	311,947	183,645
Total property operating expenses	$656,699	$342,835

For the twelve months ended December 31, 2024, there was an increase in ground lease and utilities expense due to our additional acquisitions during the period. The property operating expense increase of $313,864 was due to two primary factors:

(1) For cell towers, the addition of 14 new towers subject to ground leases acquired in 2024 increased our total towers to 28 as of December 31, 2024, compared to the 15 ground leases held as of December 31, 2023.

(2) For data centers, the increase in property taxes year over year was $83,373. This increase is the result of these assets only being held for nine months in 2023 as compared to the twelve months in 2024.

General and Administrative

For the twelve months ended December 31, 2024, general and administrative expenses were $3,751,680 compared to $4,229,421 for the twelve months ended December 31, 2023. The decrease in general and administrative expenses of $477,741 was primarily the result of a decrease of $358,961 in operating expense reimbursements to affiliates related to compensation and administrative costs for the twelve months ended December 31, 2024, as compared to the twelve months ended December 31, 2023.

Asset management fees

For the twelve months ended December 31, 2024, asset management fees were $1,484,727 compared to $768,847 for the twelve months ended December 31, 2023. The increase of $715,880 was primarily attributable to the increase in net asset value (NAV) under management which was driven by our additional asset acquisitions and increase in investor capital subscriptions during the twelve months ended December 31, 2024.

Depreciation and Amortization

For the twelve months ended December 31, 2024 and 2023, depreciation and amortization was $3,638,064 and $2,175,364, respectively, which primarily consisted of depreciation on our properties of $1,234,433 and $730,973, respectively, and amortization of our intangible assets of $2,403,631 and $1,444,391, respectively. For the twelve months ended December 31, 2024, as compared to the twelve months ended December 31, 2023, the increase in depreciation and amortization of $1,462,700 was primarily due to the additional cell tower acquisitions that occurred subsequent to December 31, 2023 (as discussed in more detail in the Revenue section above) and the impact of the timing of the data centers acquisitions in March of 2023.

Interest Expense

For the twelve months ended December 31, 2024 and 2023, interest expense was $1,766,272 and $1,121,311, respectively. For the twelve months ended December 31, 2024, as compared to the twelve months ended December 31, 2023, the increase in interest expense of $644,961 was primarily the result of: (1) an outstanding loan balance of $16,650,000 for the twelve months ended 2024 compared to only nine months in the twelve months ended 2023; (2) additional borrowings of $12,685,000 in the twelve months ended December 31, 2024; and (3) higher effective interest rates on our variable rate debt.

Performance Participation Allocation

For the twelve months ended December 31, 2024, performance participation allocation was $948,118. The performance participation allocation for the twelve months ended December 31, 2023 was $1,192,205. The recognition of the $948,118 in the current period is in accordance with the Company’s annual performance participation allocation and primarily attributable to an increase in the net asset value under management during the period.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
	2024	2023
Cash and cash equivalents – beginning of period	$14,697,790	$22,933,736
Net cash used in operating activities	(4,197,497)	(4,611,381)
Net cash used in investing activities	(22,051,573)	(77,899,857)
Net cash provided by financing activities	14,063,922	74,275,292
Cash and cash equivalents – end of period	$2,512,642	$14,697,790

Operating Activities

For the twelve months ended December 31, 2024 and 2023, cash flows used in operating activities were primarily related to the cashflows provided by our property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. The decrease in cash used for operating expenses for the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023 was primarily driven by a reduction in the amounts due to affiliates. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

For the twelve months ended December 31, 2024, as compared to the twelve months ended December 1, 2023, the decrease in net cash used in investing activities was primarily due to a $24,155,997 decrease in cash paid to acquire real estate investments and a reduction in our capital contributions of $30,738,574 in our investment in the DataCom Joint Venture.

Financing Activities

For the twelve months ended December 31, 2024, as compared to the twelve months ended December 31, 2023, the decrease in net cash provided by financing activities was primarily due to a decrease in our borrowings under our line of credit of $3,965,000 for the twelve months ended December 31, 2024 as compared to proceeds from loans payable of $16,650,000 in the prior period, an increase in redemptions of common shares and OP Units of $15,731,104 a decrease of $42,194,494 in proceeds from issuance of common stock and OP units and an increase in dividends and distributions paid of $1,476,427.

Liquidity and Capital Resources

Our charter authorizes us to issue 600,000,000 shares of common stock, of which 6,000,000 shares are classified as Class A shares, 3,000,000 shares are classified as Class AX shares, 100,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class DX shares, 100,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class IX shares, 94,000,000 shares are classified as Class S shares and 97,000,000 shares are classified as Class T shares, and 100,000,000 shares are classified as preferred stock with a par value $0.01 per share. Our board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares, Class T shares or shares of any other class or series of stock without stockholder approval. We will not sell Class AX shares, Class DX shares or Class IX shares in the Public Offering. As of December 31, 2024, we had not sold any shares pursuant to the Public Offering. As of the date of this filing, we had accepted investors’ subscriptions for and issued approximately 9,443 Class T shares and 280,552 Class I shares, including the purchase of 261,004.42 Class I shares by our Sponsor, resulting in receipt of gross proceeds of approximately $2,970,519 pursuant to the Public Offering.

On January 18, 2022, we began the OP Unit Offering. We terminated the OP Unit Offering prior to commencement of the Public Offering. The Class P OP Units and Class PX OP Units will be exchangeable at the applicable exchange ratio, in certain circumstances, into Class I shares and Class IX shares.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, the payment of our offering and operating fees expenses, continuing debt service obligations, distributions to our stockholders and repurchase of shares under our share repurchase program. Generally, we will fund our acquisitions from the net proceeds of the Private Offering, which terminated prior to the Public Offering, the OP Unit Offering and the Public Offering.

We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to our Advisor, the performance participation allocation that the Operating Partnership may pay to our Advisor, dealer manager fees, selling commissions and stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties.

We will reimburse our Advisor for any organization and offering expenses associated with the Public Offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions and the stockholder servicing fee) as and when incurred. We do not intend to pay our Advisor or its affiliates any separate fees for property acquisitions, dispositions, financings (except interest and other payments to the lender in cases where the lender is an affiliate of the Advisor) or development, or adopt a long-term incentive plan, although our charter permits us to do so, subject to certain limitations. We do, however, reimburse our Advisor and its affiliates for out-of-pocket and other expenses related to the foregoing activities to the extent such expenses are paid by our Advisor, including but not limited to the expenses incurred by our Advisor in connection with any provision by our Advisor of legal, accounting, financial, due diligence, investor relations or other services performed by our Advisor that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of our Advisor required for our operations. As of December 31, 2024, we have incurred cumulative offering costs since inception of $8,392,106, including $2,191,615 of offering costs which have been deferred and will be applied against the offering proceeds upon effectiveness.

We entered into the Expense Support Agreement with our Operating Partnership and our Advisor on August 18, 2023 with an effective date of July 13, 2021. Pursuant to the Expense Support Agreement, our Advisor has agreed to defer certain fees and reimburse of fund certain of our expenses, subject to the terms of the Expense Support Agreement. Our Advisor may be required to pay or be entitled to reimbursement of fees that it had deferred and expenses that had been paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, our Advisor could incur or reimburse maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit.

We intend to acquire our assets with cash and mortgage or other debt. We expect to use debt financing as a source of capital. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. There is no limitation on the amount we may borrow for the purchase of any single property, but our portfolio leverage cannot exceed 75% of the cost of our investments without justification; however, we intend to target a leverage ratio of the greater of 65% loan-to-value or loan-to-cost. During the initial stages of our Public Offering, however, our leverage ratio could exceed our target leverage ratio. Should a majority of our independent directors find justification, there will be no limitation on our portfolio leverage. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

On March 15, 2023, we entered into the Sunflower Secured Credit Facility pursuant to which we may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Sunflower Secured Credit Facility is March 15, 2028. The Sunflower Secured Credit Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) SOFR for a one-month term in effect on such date plus 0.25% and (ii) the Maximum Rate. The Sunflower Secured Credit Facility’s SOFR rate loans hall bear interest at the lesser of (i) 2.75% plus Term SOFR for the Interest Period therefor and (ii) the Maximum Rate.

On March 15, 2023, we drew down $10,000,000 for the acquisition of a data center located in Maryland Heights, Missouri. On March 21, 2023, we drew down $6,650,000 to acquire a data center located in Santa Clara, California. On July 11, 2024, we drew down $8,000,000 for the acquisition of a cell tower portfolio located in Texas and potential future acquisitions. On August 16, 2024, we drew down $650,000 for the acquisition of a cell tower portfolio located in North Carolina. On October 14, 2024, we drew down $1,445,000 for the payment of the Dry Branch, Sandy Springs, Longview and Plada Heights development invoices. On December 5, 2024, we drew down $2,215,000 for the debt funding re-imbursement regarding prepaid Vogue expenses. On December 18, 2024, we drew down $375,000 for the acquisition of Cherokee Orchard. As of December 31, 2024, the outstanding loan payable balance was $29,335,000.

The Sunflower Secured Credit Facility requires us to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) to be less than 1.10 to 1.00; and (4) loan to value ratio to be greater than 70%. As of December 31, 2024, we satisfy all financial covenants in relation to the Sunflower Secured Credit Facility. Management expects the covenants over the next twelve months from the date of this Annual Report will continue to be met.

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates.

For the twelve months ended December 31, 2024 and 2023, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. Capital from our Offerings and debt have been used to fund the payment of distributions declared and distributed for the twelve months ended December 31, 2024 and 2023, respectively, as follows:

	Twelve Months Ended December 31,
	2024	2023
Distributions declared:
Paid or payable in cash	$4,743,233	$3,595,561
Reinvested in shares or units	$1,859,053	$1,108,588
Total declared and distributed	$6,602,286	$4,704,149
Source of funds for distributions:
Offering Proceeds	$4,743,233	$3,595,561
Issuance of new shares of units	$1,859,053	$1,108,588
Total sources for distributions	$6,602,286	$4,704,149

In addition to the Sunflower Secured Credit Facility, we may decide to obtain other lines of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase program and for any other corporate purpose. Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

As of December 31, 2024, our current total liquidity is $8,177,642 which comprises of $2,512,642 of cash and cash equivalents and $5,665,000 undrawn balance from our Secured Credit Facility. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

The following table summarizes current and long-term material cash requirements as of December 31, 2024:

	Material Cash Requirements
	Total	Less than 1 Year	1 – 2 Years	3 – 5 Years	More than 5 Years
Operating lease obligations(1)	$3,595,451	$312,589	$322,893	$992,934	$1,967,035
Debt obligations	—
Principal payments	29,335,000	—	—	29,335,000	—
Interest payments(2)	8,080,387	2,308,682	2,308,692	2,885,853	—
Total	$41,010,838	$2,621,271	$2,631,585	$33,213,787	$1,967,035

(1)	Amounts include direct lease obligations, excluding any variable lease payments (such as payments based on revenues derived from the communications infrastructure located on the leased asset).

(2)	Interest payments are estimated for variable rate debt obligation based on the most current variable interest rate in effect at December 31, 2024.

Distributions

We have elected to be taxed as a real estate investment trust, or REIT, under the Code, commencing with the taxable year ended December 31, 2021, and we intend to continue to operate in accordance with the requirements for qualification as a REIT intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Our board of directors may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular monthly distributions to our stockholders. We expect to continue to pay distributions monthly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board of directors, in its discretion, and may vary from time to time.

Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our shares of common stock.

Our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy regarding the source of distributions. We have and may continue fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I OP Units and elects to receive distributions on its performance participation interest in Class I OP Units, how quickly we invest the proceeds from the Public Offering and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of our offerings will result in us having less funds available to acquire properties or other real estate-related investments.

However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our board of directors will determine the amount of distributions we will pay to our stockholders. We have not established a minimum distribution level.

Distributions in kind will not be permitted, except for:

•	distributions of readily marketable securities;

•	distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter; or

•	distributions of in-kind property, so long as, with respect to such in-kind property, the board of directors advises each stockholder of the risks associated with direct ownership of the property, offers each stockholder the election of receiving in-kind property distributions, and distributes in-kind property only to those stockholders who accept the directors’ offer.

Recent Accounting Pronouncements

See Note 2— “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A change in any of the assumptions above, which are subjective, could have a material impact on our results of operations.

Real Estate Joint Ventures

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management evaluates the characteristics of associated entities and determines whether an entity is a variable interest entity (“VIE”) and, if so, determines if we are the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include: determining what constitutes the significant economic activities of the entity, the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

Partially owned, voting interest entities formed as real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

Management will analyze and assess reconsideration events, including changes in the factors mentioned above, to determine if a consolidation treatment remains appropriate. Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management. Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.

We review our real estate joint ventures and partnerships to ascertain if there is an impairment in the value of our investment. For our partially owned real estate joint ventures and partnerships, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary during our intended holding period. Assessing impairment can be complex and involves a high degree of subjectivity in determining if an impairment is present and in estimating the future undiscounted cash flows or the fair value of our investment.

Investments in Real Estate

In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, we account for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business.

Whether the acquisition of a property acquired is considered a business combination or asset acquisition, we recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We expense acquisition-related costs associated with business combinations as they are incurred. We capitalize acquisition-related costs associated with asset acquisitions.

Asset Acquisitions — Purchase Price Allocations

Upon acquisition of a property, we assess the fair value of acquired tangible and intangible assets (including land, cell towers, buildings, site improvements, contract rights and tenant relationships, network location and capacity, asset retirement obligations, and other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. The fair values of these assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of tangible and intangible assets acquired is derived from estimated replacement costs or discounted cash flow valuation methods. In determining fair value using the discounted cash flow valuation method, management estimates the applicable discount rate and the timing and amount of future cash flows, including market rates and lease-up period. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

Asset Retirement Obligations

The Company records the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to ground leases, easements, and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of the communications infrastructure resides. In determining the fair value of these asset retirement obligations, the Company must make several subjective and highly judgmental estimates, such as those related to (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the towers or small cells or remediate the land.

Impairments of Real Estate Assets

We review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge.

Revenue Recognition

Our revenues, which are substantially derived from rental income, will include rental income that our customers pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial lease term of each lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues unbilled rent receivables, which we only receive if the tenant makes all rent payments required through expiration of the term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write-off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write-off is taken.

Performance Participation Allocation

So long as the Advisory Agreement has not been terminated, the Advisor is entitled to receive a performance participation allocation on its special limited partnership interest in the Operating Partnership based on the Operating Partnership’s total return after all of the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other Operating Partnership unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of 12.5% of the annual total return. Total return is defined as all distributions accrued or paid (without duplication) on the OP units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate Net Asset Value (NAV as defined in the partnership agreement) of such units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of SWIF II OP units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses). Management’s determination of total return requires the estimation of the NAV of the Operating Partnership which incorporates judgement with respect to developing estimates of fair values for its assets and liabilities held as of the measurement date.

Income Taxes

As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We have sought and will continue to seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. If so, we will be exposed to both credit risk and market risk.

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Emerging Growth Company Status

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt out of this transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosure about market risk, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation” in this Annual Report. Our exposures to market risk have not changed materially since December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountants thereon required by Item 14(a)(2) appear as a separate section of this Annual Report. See the accompanying Index to the Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2023, the audit committee of our board of directors decided not to retain BDO USA, LLP (n/k/a/ BDO USA, P.C.) (“BDO”) as our independent auditor. BDO’s audit report, dated July 26, 2022, on the consolidated financial statements of StratCap Digital Infrastructure REIT, Inc. (f/k/a Strategic Wireless Infrastructure Fund II, Inc.) as of December 31, 2021 and for the period from April 7, 2021 (inception) through December 31, 2021, which was issued under auditing standards generally accepted in the United States, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the period from July 26, 2022 to February 13, 2023, BDO was not engaged as, and did not perform any services as, our independent auditor. In addition, during the period ended December 31, 2021, as well as during the subsequent interim period preceding February 13, 2023, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between us and BDO with respect to any matter relating to accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in its reports on our financial statements with respect to such periods; or (ii) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

On February 13, 2023, with the approval of the audit committee of our board of directors, we engaged Deloitte & Touche LLP as our new independent registered public accounting firm. During the period ended December 31, 2022 and the subsequent interim period through February 13, 2023, the effective date of our engagement of Deloitte & Touche LLP, we did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K.

We have provided BDO with a copy of the foregoing disclosure and have requested that BDO furnish us with a letter addressed to the SEC stating whether or not BDO agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of the letter from BDO is filed as an exhibit to our Registration Statement on Form S-11.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our President and Interim Chief Financial Officer. Based upon this evaluation, our President and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The name, age, title and certain biographical information about our executive officers and directors appear below:

Name	Age*	Position
James Condon	44	President and Chairman of the Board
Abarna Meecham	33	Interim Chief Financial Officer, Treasurer and Secretary
Daniel Green	51	Independent Director and Chairperson of the Audit Committee
Kate Mitchell	43	Independent Director
Jeff Hersh	43	Independent Director
Kimberly Arth	43	Independent Director
Isiah Thomas	63	Independent Director
Simon Mitchell	50	Director
Andrew Selim	44	Director
Adam Baxter	49	Director

* As of April 23, 2025.

James Condon has served as our President and President of our Advisor and our Sponsor since September 2020 and as a member of the investment committee of our Sponsor and Chairman of our board of directors since April 2021. Mr. Condon has also served as the Chair of the investment committee of our Sponsor since October 2024. Mr. Condon was a Managing Partner of StratCap, LLC from December 2020 through September 2024, and President of our Sponsor since June 2018. In these roles, Mr. Condon oversees the operations, investment activities, capital markets, and asset management. He has also served as Chief Operating Officer of StratCap Securities, LLC since November 2017 and as Chief Executive Officer and President of StratCap Securities, LLC since October 2024. Mr. Condon also served from March 2021 to May 2023 on the board of directors of Pegasus Digital Mobility Acquisition Corp. (NYSE: PGSS), a special purpose acquisition company that effected an initial business combination with SCHMID, a global supplier of proprietary, industry-leading capital equipment, software and services to high end printed circuit board (PCB) and organic substrate manufacturers, as well as offerings in photovoltaics (PV) and energy storage.

Mr. Condon has over 20 years of experience in investment management within the financial services industry. Mr. Condon joined StratCap from the Capital Group, American Fund out of southern California. Prior to that Mr. Condon was at Schroder Investment Management based in New York City. Early in his career, Mr. Condon worked for Refco Alternative Investments, the hedge fund division of Refco. Throughout his career, Mr. Condon has worked with REITs, SPAC’s, infrastructure, managed futures, hedge funds, renewable energy, social impact investing, equity and fixed income vehicles and private placements.

Mr. Condon holds an MBA, cum laude, from the University of Notre Dame, a BS in finance from Park School of Business at Ithaca College, and a CIMA from the Wharton School at The University of Pennsylvania. Mr. Condon is a valuable member of our board of directors because of his extensive experience with REITs and investment programs with similar target asset classes.

Abarna Meecham has served as our Interim Chief Financial Officer, Secretary and Treasurer and Interim Chief Financial Officer, Secretary and Treasurer of our Advisor and our Sponsor since January 2025. Abarna has served as the Head of Group Finance of HMC Capital (ASX: HMC) since July 2023, overseeing the finance function across the group which overs AUD $10bn of assets under management. From September 2021 to July 2023, Abarna was the Head of Finance of HomeCo Daily Needs REIT, an Australian REIT sponsored by HMC Capital. Prior to joining HMC Capital, Abarna was the Head of Fund Control at Global Student Accommodation where she was responsible for the fund finance function across UK, USA, Ireland, Spain, Germany and Australia. Previously, Abarna was the Financial Controller and Finance Manager of Shopping Centres Australasia (ASX: SCP), an ASX listed company that owns a diversified shopping center portfolio located throughout Australia, where she was responsible for, among other things, the management of external financial reporting, strategic forecasting, developing, maintaining and controlling Group accounting policies and the management of the internal and external audit processes. From July 2012 to June 2015, Abarna was an Experienced Analyst at Deloitte Touche Tohmatsu where, among other things, she led risk-based audits for large proprietary, international subsidiary and mid-capitalization listed companies. From March 2011 to June 2015, Abarna was a Facility of Accounting tutor at the University of New South Wales, Australia.

Abarna holds a Bachelor of Commerce (with distinction) from the University of New South Wales, Australia and is a Chartered Accountant in Australia.

Daniel Green has served as an independent director of the Company and Chairperson of the Audit Committee since April 2021. He also has served as the President of Woolf Farming & Processing since February 2024 and previously served as the Chief Financial Officer since January 2019. Woolf Farming & Processing grow, process and deliver healthy natural products to the food chain. As stewards of the land, Woolf Farming & Processing takes very seriously the obligation to manage the regions natural resources sustainably. Mr. Green has more than 20 years of experience in leadership roles within the agribusiness and manufacturing industries. In addition to healthy food production, Mr. Green and his team have established an industrial scale solar development portfolio with over 300 megawatts that will provide the California Central Valley region with clean energy for years to come. Prior to his current role, Mr. Green served as Chief Financial Officer of a large food company that supplied major multi-national branded companies such as Kraft Heinz, ConAgra and Campbell’s Soup with natural food ingredients. Mr. Green served in this role from March 2012 until January 2019. In addition, Mr. Green serves on the Executive Committee at the California League of Food Producers.

Mr. Green holds a Master of Business Administration from the University of Notre Dame and a Bachelor of Science in business administration from the University of Redlands. Mr. Green is a valuable member of our board of directors because of extensive financial and management experience, including the management of digital assets such as cell towers, wireless easements and lease assignments, fiber networks, and edge computing.

Kate Mitchell has served as an independent director of the Company since April 2021. She has also been an advisor to LoanBud and YoAudio since March 2023. Prior to her current roles, Ms. Mitchell served as Executive Vice President, Chief Marketing Officer of Majestic Steel USA from May 2020 until December 2022. Working across marketing, sales, insights, and technology Kate was charged with growing Majestic’s market share, awareness, and nurturing its perception. Prior to joining Majestic Steel, Ms. Mitchell worked as Chief Revenue Officer of Gallery Media Group from August 2018 until March 2020. Throughout her career, Ms. Mitchell worked with some of the largest brands in the media sector. With Discovery, Oprah Winfrey, and Gary Vaynerchuk, her success came from diversifying revenue streams, adapting through consolidation, and managing through the digitization of the industry. She began her career in advertising sales before broadening into senior sales and marketing roles.

Ms. Mitchell holds a bachelor’s degree from Villanova University and lives in New York with her husband and two children.

Ms. Mitchell is a valuable member of our board of directors because of her management experience in the technology sector, including the management of digital assets such as cell towers, wireless easements and lease assignments, fiber networks, and edge computing.

Jeff Hersh has served as an independent director of the Company since April 2021. He is also a general practitioner attorney licensed to practice in New York and Connecticut. Since 2009, Mr. Hersh has handled complex legal issues across multiple jurisdictions across New York and Connecticut. His primary focus areas include contracts and transactional work & litigation matters. He also has served as in-house counsel for VMP Holdings LLC, a family office located in Larchmont, NY since January 2016. Managing general legal affairs, consulting on a variety of real estate-based transactions, and analyzing investment opportunities, he provides candid and practical legal analysis on a broad spectrum of issues from the perspective of a seasoned attorney and counselor, including issues related to the acquisition and management of digital assets. That same legal experience bolsters his role in internal business and strategy decisions, helping to mitigate legal and financial risk. In certain company matters, Mr. Hersh will coordinate with outside counsel to assist the management team in the resolution of any issues.

Whether structuring and negotiating a contract, contemplating a business decision, or auditing a financial investment opportunity, he relies on deep knowledge base to take an aggressive and skillful approach to problem solving while strongly advocating for his clients. Mr. Hersh acquired a law degree from Ave Maria School of Law in Ann Arbor, Michigan, where he participated in the Trial Advocacy Program. He also holds a bachelor’s degree in political science from Rollins College in Winter Park, Florida, where he served on the Executive Committee of the Student Government Association.

Mr. Hersh is a valuable member of our board of directors because of his experience in advising on investments and real-estate-based transactions.

Kimberly Arth has served as an independent director of the Company since July 2022. Ms. Arth was most recently the Co-Founder of PIVOT Global Limited, a Hong Kong-based recruitment firm, from April 2016 to March 2022. Before moving to Hong Kong, Kimberly spent over 15 years working in real estate banking, underwriting all classes of real estate, including but not limited to data centers and cell towers, which involved analyzing leases, ground leases, tenant profiles and credit related to data centers and cell towers and building complex underwriting models related to data centers and cell towers. Ms. Arth was a Vice President at Lazard in the Private Fund Advisory Group in New York from 2013 to February 2015. While there, she led project management, raising institutional capital for real estate private equity firms. Prior to Lazard, Kimberly was a Vice President at Credit Suisse in the Real Estate Finance and Securitization Group from 2011-2012 and Vice President at Oasis Real Estate Partners, a debt advisory platform from 2009-2010 (ultimately absorbed into Credit Suisse). She began her career at Goldman Sachs in the Real Estate Investment Banking Division and Real Estate Finance Group where she focused on large loan origination from 2003 to 2009. Kimberly has deep experience across all major real estate sectors including data centers, retail, office, multifamily, senior living, hospitality, and gaming. During her time in real estate finance, Kimberly was responsible for the underwriting and execution of over $15 billion of commercial real estate transactions, including the financing of data centers and cell towers for REITs, Financial Sponsors and Private Equity clients. She built complex underwriting models for all real estate sectors, including but not limited to data centers and cell towers, which involved analyzing leases, ground leases, tenant profiles, and credit. She has advised private banks and specialty finance companies on the loss content and disposition strategy of their loan CRE portfolios totaling over $10 billion in total commitments. She received a Bachelor of Arts in Economics from Brown University in 2003.

Ms. Arth is a valuable member of our board of directors because of her experience in advising on investments and real-estate-based transactions.

Isiah Thomas has served as an independent director of the Company and a member of the Audit Committee since July 2023. Mr. Thomas has served as the Chairman and CEO of ISIAH International LLC, a certified minority owned investment holdings company, since 1990. Mr. Thomas is also the owner and CEO of the following companies: Isiah Real Estate, a development firm specializing in multifamily and affordable housing formed in March 2015; and Isiah Imports, a champagne imports company, private equity and asset management firm formed in January 2016. Since June 2020, Mr. Thomas has served as CEO and Chairman of One World Products, Inc. (OTCQB:OWPC), which stands at the forefront of sustainable innovation, pioneering industrial hemp to revolutionize the automotive, packaging, and wellness industries. Since April 2012, Mr. Thomas has served on the Board of Directors for Madison Square Garden Sports Corp., a professional gaming and entertainment holding company that manages professional sports teams, including the New York Knicks. Mr. Thomas also currently serves on the Board of Directors United Wholesale Mortgage, one of the nation’s top mortgage lenders, a position he has held since December 2020. From 1999 to 2002, Mr. Thomas served on the Chicago Stock Exchange’s Board of Governors. Mr. Thomas dedicates a large portion of his time to working with youth programs in urban communities, helping to instill confidence, teamwork and leadership skills in young people. Inspired by his mother’s work to improve the lives of disadvantaged women and families in Chicago, in 2016, Mr. Thomas founded the Mary’s Court Foundation in her honor to support the health, safety, academic and personal achievement of Chicago’s youth and youth around the country. Mr. Thomas holds a bachelor’s degree from Indiana University and a Master’s in Education from the University of California at Berkeley Graduate School of Education. Prior to his business career, Mr. Thomas had a storied thirteen-year career with the Detroit Pistons. Mr. Thomas earned enshrinement into the Naismith Memorial Basketball Hall of Fame in 2000, as well as designations in 1996 as one of the 50 Greatest Players in NBA history. A 12 - time NBA All-Star, Mr. Thomas was the central figure in leading the Pistons to back-to-back NBA championships in 1989 and 1990, earning Finals MVP honors in 1990.

Mr. Thomas is a valuable member of our board of directors because of his experience in commercial transactions and asset management.

Simon Mitchell has served as a member of our board of directors since September 2024 and a member of our Sponsor’s investment committee since October 2024. Mr. Mitchell has served as the Group Head of Business Development for HMC Capital, the parent company of our Sponsor, since February 2023. In this role, Mr. Mitchell oversees growth initiatives and corporate development for HMC Capital. Mr. Mitchell has over 27 years’ experience in professional finance roles spanning investment banking research, private equity and accounting. Prior to his role at HMC Capital, Mr. Mitchell served as Managing Director and Head of Investment Research at UBS in Australia and New Zealand between October 2015 to February 2023. Before this, Mr. Mitchell spent 13 years as a senior investment analyst at UBS and J.P. Morgan, providing investment advice and research to clients regarding the digital infrastructure and logistics real estate sectors. Before joining investment research, Mr. Mitchell spent two years in private equity at Close Brothers in London and three years in corporate restructuring at KPMG LLP (Australia). Mr. Mitchell holds a Bachelor of Commerce/Law from the University of Queensland and is a qualified Chartered Accountant. Mr. Mitchell is a valuable member of our board of directors because of extensive financial and investment experience, including with digital infrastructure real estate assets.

Andrew Selim has served as a member of our board of directors September 2024. Mr. Selim has served as Group General Counsel and Company Secretary of HMC Capital, the parent company of our Sponsor, since September 2017. In this role, he is responsible for all legal, compliance and governance activities of HMC Capital, its subsidiaries and their respective sponsored funds. Mr. Selim has over 20 years of local and international experience in real estate, funds management and corporate law. Before joining HMC Capital, Mr. Selim was Senior Legal Counsel and Company Secretary from November 2011 to September 2017 at The GPT Group, one of Australia’s leading diversified real estate investment trusts working on real estate transactions in the office, retail and industrial sectors. Before this, he worked in private practice as a lawyer at leading global law firms in Sydney and London advising on real estate, development projects and funds management. Mr. Selim holds a Master of Laws, Bachelor of Laws (Honours) and Bachelor of Science (Advanced), all from the University of Sydney. He is dual-qualified as a lawyer in both Australia and England and Wales. He is a Graduate of the Australian Institute of Company Directors, a Member of the Governance Institute of Australia, a Member of the Association of Corporate Counsel Australia and a Member of the Risk Management Institute of Australasia. He has served on the Law Society of New South Wales In-House Corporate Lawyers Committee and has served on the Property Council of Australia Future Directions Committee. During that time, he was Chair of the Property Council of Australia’s Future Leaders Mentoring Program Subcommittee. Mr. Selim has been recognized by The Legal 500 GC Powerlist, Australasian Lawyer and Doyles Guide as a leading in-house lawyer. He was also awarded General Counsel of the Year at the 2022 Australian Law Awards and has been named in the globally prestigious GC Powerlist Australia in 2022 and 2023.

Mr. Selim is a valuable member of our board of directors because of extensive legal experience relevant to the real estate, corporate and funds management sectors.

Adam Baxter has served as a member of our board of directors since September 2024. Mr. Baxter has been a Managing Director with HMC Capital, the parent company of our Sponsor, since September 2024. In this role, Mr. Baxter oversees growth initiatives and corporate development for HMC Capital in North America. Mr. Baxter has over 22 years’ experience across roles within the law, investment banking and asset management. Prior to his role at HMC Capital, Mr. Baxter was a Managing Director of Argo Infrastructure Partners from March 2023 to September 2024, and a Managing Director at Macquarie Group in New York from May 2005 to February 2023. Within these roles, Mr. Baxter has extensive experience across infrastructure investment, capital raising and asset management, including within the infrastructure real estate sector. Before this, Mr. Baxter was a barrister and solicitor in Australia with Mallesons Stephen Jaques, where he practiced corporate and securities law. Mr. Baxter holds a Bachelor of Commerce and a Bachelor of Laws from Murdoch University in Australia, and also holds FINRA Series 7, 24 and 63 licenses. Mr. Baxter is a valuable member of our board of directors because of extensive financial, investment and asset management experience, including in infrastructure real estate.

Key Executives of the Advisor

The name, age, title and certain biographical information about the executive officers of our Advisor appear below:

Name	Age*	Position
James Condon	44	President, Chairman of the Board and Member of Investment Committee of our Sponsor
Abarna Meecham	33	Chief Financial Officer, Treasurer and Secretary
Brandon Hunt	38	Chief Operating Officer and Member of Investment Committee of our Sponsor
Erik Rostvold	47	Chief Risk Officer and Member of Investment Committee of our Sponsor
Simon Mitchell	50	Member of Investment Committee of our Sponsor
Bryan B. Marsh III	65	Head of Data Center Investments and Member of Investment Committee of our Sponsor
Chris Flynn	56	Chief Investment Officer of Data Centers and Member of Investment Committee of our Sponsor
Scott Riggs	61	Head of Wireless Investments and Member of Investment Committee of our Sponsor
Eric Graham	48	General Counsel, SVP of Strategic Initiatives and Member of Investment Committee of our Sponsor

* As of April 23, 2025.

The backgrounds of James Condon, Abarna Meecham and Simon Mitchell are set forth under Item 10. “Directors, Executive Officers, and Corporate Governance - Executive Officers and Directors” in this Annual Report.

Brandon Hunt has served as the Chief Operating Officer of our Advisor and our Sponsor since October 2024, and as a member of the investment committee of our Sponsor since October 2024. Mr. Hunt has 17 years of experience in alternative investments, real estate, and digital infrastructure industries with extensive knowledge and experience across capital formation, debt sourcing, and asset management. Mr. Hunt has served as Executive Vice President, Portfolio Manager of our Sponsor since April 2019, with various roles in asset management, debt sourcing and structuring, product development, and digital infrastructure market research. Prior to that, Mr. Hunt served as Senior Regional Vice President from December 2015 through March 2019. Prior to rejoining our Sponsor, Mr. Hunt served as Regional Sales Director at NexBank Securities from September 2015 to December 2015. Mr. Hunt was originally employed by our Sponsor in January 2011, serving in various capital markets and management roles until September 2015. Mr. Hunt started his career in 2007 as an analyst for a commercial real estate acquisitions team where he helped underwrite commercial real estate investments, provided industry research and conducted analysis of public and private real estate companies. Mr. Hunt holds a Bachelor of Arts, Business Administration degree from California State University, Fullerton, graduating Magna Cum Laude from the University Honors Program with a concentration in Finance. His studies included real estate and corporate finance, with a special interest in alternative investments and derivatives. Mr. Hunt was also recipient of the CSUF College of Business and Economics Alumni Scholarship, CSUF Dean’s Advisory Board Scholarship and the TABR Capital Management Scholarship.

Erik Rostvold has served as Chief Risk Officer of our Advisor and our Sponsor and member of the investment committee of our Sponsor since October 2024. Mr. Rostvold has served as Chief Risk Officer of StratCap Securities, LLC since October 2024. He also served as a Senior Vice President of our Sponsor from June 2018 through October 2024, and Senior Vice President, Product Management of StratCap Securities, LLC from October 2013 through October 2024. Mr. Rostvold has over 24 years of experience in financial services and investment management with 18 years of experience in alternative investments, focusing on commercial real estate, fixed income and digital infrastructure real estate. Mr. Rostvold has been involved in the formation and capital raise for over $20B in alternative investment offerings. Mr. Rostvold currently oversees retail fund development, ongoing fund management, investor services, due diligence and risk oversight for StratCap. Prior to StratCap, Mr. Rostvold was Director of Product Management at Cole Real Estate Investments and has held other product management and sales positions with KBS Capital Markets Group, MetLife, and Pacific Life. Mr. Rostvold holds a Bachelor of Science in Business Administration from the University of Arizona with a major in Business Management and certificate in International Business.

Bryan B. Marsh III has served as the Head of Data Center Investments of our Advisor and our Sponsor and as a member of the investment committee of our Sponsor since October 2024. Mr. Marsh has served as the Chief Executive Officer of Strategic Data Center Fund Manager, LLC since January 2020, which manages Strategic Data Center Fund, LLC, a private REIT focused on acquiring, managing and operating a portfolio of income producing mission critical data centers. Mr. Marsh has also served as an officer of Strategic Data Center Property Management Company, LLC and StratCap Data Center, LLC since January 2020. Mr. Marsh also serves on the board of directors of two joint ventures of affiliates of our Advisor focused on acquiring and managing data centers. From May 2009 to November 2019, Mr. Marsh was a Vice President at Digital Realty Trust, Inc., or Digital Realty, where he served as the company’s Portfolio Manager for its U.S. Central region. In this capacity, he had overall responsibility for a portfolio of data centers, internet gateways and powered base buildings valued in excess of $5 billion. This portfolio ranged in size from 40 to 55 buildings and from 5.8 million to 8.1 million square feet with annual operating revenues ranging from approximately $400 million to $600 million. In this position, Mr. Marsh also oversaw the development of data centers and negotiated major data center leases. Prior to joining Digital Realty, from July 2007 to March 2009, Mr. Marsh was a Senior Vice President and Partner at Equastone, a private equity firm, where he was involved in the acquisition and asset management of a 4.3 million square foot office portfolio in Dallas valued at over $600 million. At that time, Equastone was the city’s 3rd largest office landlord with 21 buildings spread across most of the city’s major submarkets. From November 2001 to July 2007, Mr. Marsh also served as a Vice President of RREEF, a pension fund advisor and investment management firm, where he led an office that managed over 18 million square feet of office and industrial space in Texas and Oklahoma and oversaw an approximately 9 million square foot portfolio valued at approximately $500 million. Earlier in his career, Mr. Marsh served in a variety of roles at Catellus Development Corp. including the Director of a portfolio with over 800 tracts of land covering nearly 6,000 acres. He also was the Project Manager that helped assemble, master plan and sell the Railyard in Santa Fe, NM to the city. He also negotiated the sale of the AT&SF Railway’s 18-mile short line railroad between Santa Fe and Lamy, NM to the Santa Fe Southern Railroad. Mr. Marsh has been in the commercial real estate industry for 42 years, having started as a commercial real estate broker with CBRE in Dallas. He has closed real estate transactions in over 300 cities during his career.

Mr. Marsh is currently the Chairman of the City Plan Commission for Richardson, Texas. He is a past Chairman of the Board of Directors of the Richardson Chamber of Commerce, and he also served on the Board of Directors of Tech Titans, which is the largest technology trade association in North Texas. From 2016 to 2022, he was recognized as a member of the Dallas 500, which is a list of the most powerful and influential business leaders in the Dallas/Fort Worth metro area according to D CEO Magazine. He graduated from the University of North Texas with a Bachelor of Business Administration degree with a double major in Finance and Real Estate.

Chris Flynn has served as Chief Investment Officer - Data Centers of our Advisor and our Sponsor, and as a member of the investment committee of our Sponsor since October 2024. In this role, Mr. Flynn is responsible for acquisitions, leasing and investment management strategy with respect to data centers on behalf of our Advisor. Mr. Flynn brings more than 25 years of commercial real estate experience and well over $25 billion in overall real estate transaction experience. Mr. Flynn has served as the Chief Investment Officer of Strategic Data Center Fund Manager, LLC, an affiliate of our Advisor, since March 2020. Prior to this, Mr. Flynn served as President at Lightstone Data Fund from July 2018 to September 2019, where he served as the company’s leader in the investment of digital infrastructure assets. In this capacity, he had overall responsibility for the strategic planning, capital raising, financing, acquisitions, development, operation and leasing. Prior to joining Lightstone, from August 2013 to July 2018, Mr. Flynn was a Vice President of Global Real Estate at EdgeConneX, a wholesale data center owner and developer, where he was responsible for all aspects of real estate, including the acquisition and development of 40 data centers in the U.S., Canada, Europe and South America. The EdgeConneX portfolio consisted of over approximately 3 million square feet, in excess of 350 megawatts of critical power and over approximately $6 billion worth of data center transactions, which helped EdgeConneX to grow from one data center in 2013 to having a global presence in the edge and hyperscale market. Mr. Flynn was also formerly the Director of Real Estate at XO Communications, a telecommunications company owned by Verizon Communications that provides managed and converged internet protocol network services for small and medium-sized enterprises. During his time at XO Communications, Chris led a real estate team responsible for over $10 billion in acquisitions, renewals and dispositions and managed over 50,000 telecom license agreements.

Scott Riggs is an experienced telecommunications executive with over twenty-five years of operating knowledge associated with wireless and fiber networks. Mr. Riggs served as Chief Operating Officer of our Advisor and sponsor from April 2021 to October 2024, and has served as the Head of Wireless Investments of our Advisor and our Sponsor since October 2024. Mr. Riggs has also served as a member of the investment committee of our Sponsor since April 2021. Throughout his career, he has been directly involved in over $4 billion of telecommunications acquisitions, dispositions and financings and has been primarily responsible for all aspects of infrastructure and operations applicable to the deployment and ongoing management of numerous cellular, PCS, wireless broadband and fiber networks.

Previously, Mr. Riggs co-founded and, from May 2001 to November 2018, served as Chief Executive Officer and Chairman of Clearwave Communications, a regional fiber optic company located in southern Illinois. At Clearwave, he was responsible for securing approximately $50 million in federal, state and local grants along with $20 million in private equity to grow the company to one of the most successful regionally operated fiber optic start-up companies in the U.S. with a current market value well in excess of $300 million. He has also served on the Board of Directors and/or Board of Managers of various companies.

Mr. Riggs previously served as Regional Vice President of Tritel, Inc. (d/b/a SunCom) where he was responsible for the network deployment and sales and marketing efforts for both Mississippi and Tennessee. He was instrumental in the successful over-sight and the development of the integrated network infrastructure and market launches which was deemed one of the most successful wireless affiliate transactions in telecommunications history.

Additionally, he served as General Manager of Mercury Communications, Inc. located in Jackson, MS a nationally recognized cellular management company that began operations in the early 1990’s. He directly secured and advised on numerous cellular operating transactions with values in excess of $65 million. He likewise served in various operating roles at other cellular operating and/or holding companies which Mercury was involved.

Prior to his tenure in the telecommunications industry, Mr. Riggs began his career in the oil and convenience store business with Ashland Oil d/b/a Superamerica (NYSE: ASH). Mr. Riggs served as Regional Manager over 50 properties that spanned over 15 states that operated convenience stores with the Superamerica label, which later sold to Speedway, LLC.

Mr. Riggs is involved in various advisory roles with many telecommunication industry associations, local and state organizations, private foundations as well as educational institutions and charities including Southeastern Illinois College and Show Hope. He is an active member of Rolling Hills Community Church in Nolensville, Tennessee. Mr. Riggs holds a Bachelor of Science Degree from Ohio University in Athens, Ohio.

Eric Graham has almost twenty years of experience in the telecommunications industry with extensive knowledge of landline, fiber, wireless, and satellite networks. Mr. Graham has served as General Counsel and Senior Vice President, Strategic Initiatives of our Advisor and our Sponsor since June 2022, and as member of the investment committee of our Sponsor since October 2024. Mr. Graham is part of the team that invests in wireless infrastructure opportunities, and he has primary responsibility for completing the acquisition process and managing all legal aspects of these acquisitions. Mr. Graham’s responsibilities throughout his career have spanned legal, corporate development, government relations, and regulatory affairs. Prior to officially joining our Sponsor, Mr. Graham provided legal consulting services to our Sponsor managing the purchase of certain tower assets and he was also working for the satellite company, OneWeb, overseeing certain legal and regulatory responsibilities from August 2019 to March 2020 and then from April 2021 to June 2022. He provided legal services to LMI Advisors for the period from May 2020 to April 2021. Prior to that, he worked with C Spire in various executive roles from August 2007 to August 2019. C Spire is the fifth largest wireless operator in the U.S. and a regional broadband provider, covering primarily the states of Mississippi, Alabama, portions of Tennessee and the Florida panhandle. There, his work included acquisitions and sales of large portfolios of wireless assets including spectrum, infrastructure, and operating businesses. His work led to the expansion of C Spire’s fiber business from a primarily captive fiber backhaul provider to a leading regional enterprise and consumer fiber provider large enough to displace the legacy Bell company as the sole-source provider of Internet services for the State of Mississippi. He has appeared as a witness before several committees of the United States Senate and United States House of Representatives, participated in numerous Federal Communications Commission panels and working groups, and has been a delegate to various international standards group meetings around the world. Mr. Graham holds Bachelor of Arts and Master of Public Policy and Administration degrees from Mississippi State University in Starkville, Mississippi, a Juris Doctor degree from the Mississippi College School of Law in Jackson, Mississippi, and a Master of Business Administration degree from the Else School of Management at Millsaps College in Jackson, Mississippi.

Audit Committee

Our board of directors has established an audit committee, which consists of our five independent directors. The audit committee, by approval of at least a majority of its members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Daniel Green serves as the chair of the audit committee and has been designated as the audit committee financial expert. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities.

The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.

Compensation Committee Interlocks and Insider Trading Policy

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. The Company has adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Conduct and Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board. The Code of Business Conduct and Ethics covers topics including, but not limited to, conflicts of interest, insider trading policies, record keeping and reporting, payments to foreign and United States government personnel and compliance with laws, rules and regulations.

Stockholder Nominations of Directors

Our board of directors will consider recommendations made by stockholders  for nominees of the board of directors. In order to be considered by our board of directors, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended as potential members of the board of directors, our board of directors will consider each candidate without regard to the source of the recommendation and take into account those factors that our board of directors determines are relevant. Stockholders may directly nominate potential members for the board of directors (without the recommendation of our board of directors) by satisfying the procedural requirements for such nomination as provided in Article II, Section 11 of our bylaws.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Business Conduct and Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board. The Code of Business Conduct and Ethics covers topics including, but not limited to, conflicts of interest, insider trading policies, record keeping and reporting, payments to foreign and United States government personnel and compliance with laws, rules and regulations. The Code of Business Conduct and Ethics is posted on our website, and will provide to any person without charge a copy of our Code of Business Conduct and Ethics, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Insider Trading Arrangements and Policies

We have adopted insider trading policies governing the purchase, sale, or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. Such policies are contained in our Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Our Executive Officers

We are externally managed and have no employees. Our executive officers serve as officers of our Advisor and are employees of our Advisor or one or more of its affiliates. Our Advisory Agreement provides that our Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from our Advisor. In addition, we do not reimburse our Advisor for compensation it pays to our executive officers. Our Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling our Advisor’s obligations to us under the Advisory Agreement. Accordingly, our Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as our Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation, and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Although we do not pay our executive officers any cash compensation, we pay our Advisor the fees described in Item 13, “Certain Relationships and Related Transactions, and Director Independence” below.

Compensation of Our Directors

We pay each of our independent directors an annual retainer of $30,000, with an additional $5,000 annual retainer to the chairperson of the audit committee. Each independent director also receives an annual equity award with an aggregate grant value on the date of grant of $10,000, and the chairperson of the audit committee receives an additional $5,000 in equity, in the form of a restricted stock award that will vest upon the earlier to occur of (i) one year after the date of grant and (ii) his or her re-election to our board of directors following the date of grant. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our committees. If a director is also one of our officers, we do not pay additional compensation for services rendered as a director.

The following table provides a summary of the compensation earned by or paid to our independent directors for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Isiah Thomas	$30,000	$-	$-	$-	$-	$-	$30,000
Kate Mitchell	$30,000	$-	$-	$-	$-	$-	$30,000
Kimberly Arth	$30,000	$-	$-	$-	$-	$-	$30,000
Jeff Hersh	$30,000	$-	$-	$-	$-	$-	$30,000
Daniel Green	$35,000	$-	$-	$-	$-	$-	$35,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Incentive Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	-	-	2,000,000
Total	-	$-	2,000,000

We adopted an equity incentive plan to:

•	furnish incentives to individuals chosen to receive share-based awards because they are considered capable of improving our operations and increasing profits;

•	encourage selected persons to accept or continue employment with our Advisor; and

•	increase the interest of our officers and independent directors in our welfare through their participation in the growth in the value of the shares of our common stock.

The equity incentive plan authorizes the granting of awards to our independent directors and to our employees (if any), as well as to any advisor or consultant who is a natural person performing bona fide services to us, provided that the services are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our stock. Participants may also be officers or employees of our Advisor, so long as any such officer or employee is performing bona fide advisory or consulting services for us. Eligible individuals are selected by our board of directors, including our independent directors, for participation in the equity incentive plan. Such awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and/or other share-based awards; provided, that, the equity incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our stock is listed on a national securities exchange. However, any such stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and/or other share-based awards to be issued to independent directors, officers, employees, advisors and consultants shall not exceed an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and/or other share-based awards. Notwithstanding the foregoing, we will not issue options or warrants to our independent directors.

We have authorized and reserved for issuance under the equity incentive plan a total of 2.0 million Class I shares and Class IX shares, and have also established an aggregate maximum of 5.0 million shares that may be issued upon grant, vesting or exercise of awards under the equity incentive plan. Of the 2.0 million shares authorized and reserved for issuance under the equity incentive plan, 1.0 million shares are designated as Class I shares and 1.0 million shares are designated as Class IX shares. In addition, no more than 200,000 shares Class I and Class IX shares may be made subject to options or stock appreciation rights to a single individual in a calendar year, and no more than 200,000 Class I shares and Class IX shares may be made subject to share-based awards other than options or stock appreciation rights to a single individual in a calendar year. In the event of certain corporate transactions affecting our common stock, such as, for example, any dividend or other distribution (whether in the form of cash, shares or other property) recapitalization, stock-split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, our board of directors, or, if formed, a compensation committee thereof, will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the plan, the number and type of shares reserved for future issuance under the plan, and, if applicable, performance goals applicable to outstanding awards under the plan.

Our board of directors, including our independent directors, or, if formed, a compensation committee of our board of directors, will administer the equity incentive plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Our board of directors, or, if formed, the compensation committee, may also take action with respect to any awards in the event of a change in control, including a determination to pay cash equal to an amount that could have been obtained upon vesting or exercise of an award, a determination that awards cannot vest, be exercised or payable, a determination to accelerate vesting or exercise, or a determination that awards shall be substituted for by similar awards covering the stock of a successor or survivor corporation.

No award granted under the equity incentive plan may be transferred except through the laws of descent and distribution. Shares underlying awards once vested are transferable.

Options entitle the holder to purchase common stock for a specified exercise price during a specified period. Under the equity incentive plan, we may grant options that are intended to be incentive stock options within the meaning of Section 422 of the Code, or “incentive stock options,” or options that are not incentive stock options, or “nonqualified stock options.” Incentive stock options and nonqualified stock options will have an exercise price that is not less than 100% of the fair market value of the common stock underlying the option on the date of grant and will expire, with certain exceptions, 10 years after such date.

Restricted stock awards entitle the recipient to shares of common stock from us under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted stock may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted stock may receive cash distributions prior to the time that the restrictions on the restricted stock have lapsed. Any dividends payable in common stock shall be subject to the same restrictions as the underlying restricted stock. The equity incentive plan permits us to issue director restricted stock to our independent directors on the same terms as restricted stock awards.

Stock appreciation rights entitle the recipient to receive from us at the time of exercise an amount in cash (or in some cases, common stock) equal to the excess of the fair market value of the shares of common stock underlying the stock appreciation right on the date of exercise over the price specified at the time of grant, which cannot be less than the fair market value of the shares of common stock on the grant date.

Dividend equivalent rights entitle the recipient to receive, for a specified period, a payment equal to the quarterly distribution declared and paid with respect to a specified number of shares. Dividend equivalent rights are forfeited to us upon the termination of the recipient’s employment or other relationship with us.

Restricted stock units entitle the recipient to cash or shares upon the end of the deferral period specified. Restricted stock units may be subject to the attainment of performance goals. Restricted stock units would typically be forfeited upon termination of the recipient’s employment or other relationship with us unless waived by our board of directors, or, if formed, the compensation committee thereof.

No restricted stock will be awarded under the equity incentive plan if it would result in our being “closely-held” under the Code, jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions under our charter.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 1, 2025, information regarding the number and percentage of shares of our common stock owned by each director, our executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 660 Steamboat Road, 1st Floor, Greenwich, CT 06830.

Name of Beneficial Owner	Number of Class I Shares Beneficially Owned		Number of Class IX Shares Beneficially Owned		Percent of Shares Beneficially Owned
StratCap Investment Management, LLC(1)	261,004		23,917		3%
Directors
James Condon		(2)		(2)	*
Daniel Green	-		-		*
Jeff Hersh	-		-		*
Kate Mitchell	-		-		*
Kimberly Arth	-		-		*
Isiah Thomas	-		-		*
Simon Mitchell		(3)		(3)	*
Andrew Selim		(4)		(4)	*
Adam Baxter		(5)		(5)	*
Executive Officers
Abarna Meecham	-		-		-
All officers and directors as a group (10 persons)					*

* Represents less than 1%.

(1) StratCap Investment Management, LLC is wholly-owned by StratCap, LLC, which is wholly-owned by HMC USA Holdings LLC, which is wholly-owned by HMC Capital. As a result, the shares disclosed as beneficially owned by StratCap Investment Management, LLC are also included in the aggregate number of shares beneficially owned by Messrs. Mitchell, Selim and Baxter. The address of each of StratCap Investment Management, LLC and StratCap, LLC is 660 Steamboat Road, 1st Floor, Greenwich, CT 06830 and the address of HMC Capital is Level 7, Gateway, 1 Macquarie Place, Sydney NSW 2000, Australia.

(2) Mr. Condon is an officer of HMC USA Holdings LLC, which is wholly-owned by HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares, and may be deemed to be an indirect beneficial owner of shares held by StratCap Investment Management, LLC. Mr. Condon disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3) Mr. Mitchell is a Managing Director of HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares, and may be deemed to be an indirect beneficial owner of shares held by StratCap Investment Management, LLC. Mr. Mitchell disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4) Mr. Selim is an officer of HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares, and may be deemed to be an indirect beneficial owner of shares held by StratCap Investment Management, LLC. Mr. Selim disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5) Mr. Baxter is a Managing Director of HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares. Mr. Baxter disclaims beneficial ownership of the shares held by StratCap Investment Management, LLC, except to the extent of his pecuniary interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board is responsible for the overall management and control of our affairs. The board has retained our Advisor to manage certain aspects of our day-to-day affairs and the acquisition and disposition of our investments, subject to the board’s supervision. As described in greater detail under the sections entitled “- Advisory Agreement” and “- Management Decisions” below, our Advisor may purchase assets on our account, without specific prior approval from the board, subject to certain limitations.

As required by the NASAA REIT Guidelines, our charter was reviewed and ratified by our board of directors, including all of the independent directors. Our charter provides that the number of our directors may be increased or decreased pursuant to our bylaws; provided, however, that the total number of directors shall not be fewer than three. Our bylaws further provide that a majority of the entire board of directors may establish, increase or decrease the number of directors, provided that the number of our directors may not be fewer than three nor more than 15. We currently have a total of nine directors, including five independent directors. Each director will serve for a one-year term until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Our charter provides that a majority of the directors must be independent directors except for a period of up to 60 days after the death, resignation or removal of an independent director pending the election of such independent director’s successor.

There are no family relationships among any of our directors or officers. Each director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we plan on acquiring. Each of our current directors has substantially in excess of three years of relevant real estate experience. Further, at least one of our independent directors has at least three years of relevant real estate experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we will acquire. In addition, at least one of our independent directors will be a financial expert, with at least three years of relevant financial experience.

During the discussion of a proposed transaction, independent directors may offer ideas for ways in which transactions may be structured to offer the greatest value to us, and our management will take these suggestions into consideration when structuring transactions. Each director will serve until the annual meeting of stockholders following the expiration of his or her term and until his or her successor is duly elected and qualifies. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director.

Any director may resign at any time and may be removed with or without cause by stockholders upon the affirmative vote of at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of any special meeting called to remove a director will indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed. None of our Advisor, any member of our board of directors, nor any of their affiliates may vote or consent on matters submitted to stockholders regarding the removal of our Advisor or any director or any of their affiliates or any transaction between us and any of them. In determining the requisite percentage in interest required to approve such a matter, any shares owned by such persons will not be included.

Any vacancy created by the death, resignation, removal, adjudicated incompetence, or other incapacity of a director may be filled only by a vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, and any director elected by the board of directors to fill a vacancy will serve for the remainder of the full term of the directorship in which such vacancy occurred and until a successor is duly elected and qualifies. Independent directors must nominate replacements for vacancies in the independent director positions. Each director will be bound by the charter and the bylaws.

Our board of directors will meet quarterly or more frequently if necessary. Maryland law provides that any action required or permitted to be taken at a meeting of the board of directors also may be taken without a meeting by the unanimous written or electronically transmitted consent of all directors. Our directors are not required to devote a substantial portion of their time to discharge their duties as our directors. Consequently, in the exercise of their responsibilities, the directors heavily rely on our Advisor. Our directors must satisfy their fiduciary duty to us and our stockholders, including the supervision of the relationship between us and our Advisor. The board is empowered to fix the compensation of all officers that it selects and approve the payment of compensation to directors for services rendered to us in any other capacity.

Our board of directors has established policies on investments and borrowing. The directors may establish further policies on investments and borrowings.

The directors will monitor our Advisor’s administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interest of our stockholders. Our board of directors, including a majority of our independent directors, will review our investment policies with sufficient frequency, and at least annually, to determine that they are in the best interest of our stockholders.

The independent directors are responsible for reviewing our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are reasonable in light of our investment performance, our net assets, our net income and the fees and expenses of other comparable unaffiliated REITs. Each determination and basis therefor shall be set forth in the minutes of the meetings of the board of directors. In addition, a majority of the directors, including a majority of the independent directors, who are not otherwise interested in the transaction, must determine that any transaction with our Sponsor, our Advisor, any of our directors or any of their respective affiliates is fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. The independent directors also are responsible for reviewing the performance of our Advisor and determining that the compensation to be paid to our Advisor is reasonable in relation to the nature and quality of services to be performed and that the provisions of the Advisory Agreement are being carried out. Specifically, the independent directors will consider factors such as:

•	the amount of the fees paid to our Advisor in relation to the size, composition and performance of our investments;

•	the success of our Advisor in generating appropriate investment opportunities;

•	rates charged to other REITs, especially REITs of similar structure, and other investors by advisors performing similar services;

•	additional revenues realized by our Advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;

•	the quality and extent of service and advice furnished by our Advisor;

•	the performance of our investment portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our investment portfolio relating to the investments generated by our Advisor for its own account.

If the independent directors determine that the compensation to be paid to our Advisor is not reasonable, our board of directors may request that our Advisor reduce its fees, terminate the Advisory Agreement, renegotiate the Advisory Agreement, or retain a new advisor.

Director Independence

Our charter require a majority of the members of our board of directors to be “independent” directors in accordance with the criteria in our charter and bylaws. Our audit committee charter also requires that all members of our audit committee be “independent” directors. Based upon its review, our board of directors has affirmatively determined that each of Daniel Green, Isiah Thomas, Jeff Hersh, Kimberly Arth and Kate Mitchell are “independent” members of our board of directors under all applicable standards for independence, including with respect to service on our audit committee.

Our charter provides that a majority of our directors must be Independent Directors, except for a period of up to 60 days after the death, removal or resignation of an Independent Director pending the election of a successor Independent Director. Our charter defines an independent director as a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with the Sponsor or the Advisor by virtue of (i) ownership of an interest in the Sponsor, the Advisor or any of their affiliates, other than an interest in the Company or an interest that is not material in any other affiliate, (ii) employment by the Sponsor, the Advisor or any of their affiliates, (iii) service as an officer or director of the Sponsor, the Advisor or any of their affiliates, (iv) performance of services, other than as a Director, for the Company, (v) service as a director or trustee of more than three REITs organized by the Sponsor or advised by the Advisor or maintenance of a material business or professional relationship with the Sponsor, the Advisor or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by the director from the Sponsor, the advisor and their affiliates exceeds 5% of either the Director’s annual gross income, derived from all sources, during either of the last two years or the Director’s net worth on a fair market value basis. An indirect association with the Sponsor or the Advisor shall include circumstances in which a Director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Sponsor, the Advisor, any of their Affiliates or the Company. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Certain Transactions with Related Persons

Our Advisor

Our Advisor is StratCap Digital Infrastructure Advisors II, LLC, a Delaware limited liability company, which we generally refer to as simply “our Advisor.” Our Advisor’s address is 660 Steamboat Road, 1st Floor, Greenwich, CT 06830. Our Advisor is an affiliate of and under common control with our Sponsor. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

Advisory Agreement

StratCap Digital Infrastructure Advisors II, LLC serves as our Advisor in accordance with the terms of the Advisory Agreement, between us, our Operating Partnership and our Advisor. Subject to the overall supervision of our board of directors, including responsibility for governance, financial controls, compliance and disclosure with respect to the Company and our Operating Partnership, the Advisor manages the day-to-day operations of, and provide investment management services to, us. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement. The term of our Advisory Agreement is for a one-year term subject to renewals upon mutual consent of our Advisor and independent directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of our Advisor before renewing the Advisory Agreement.

Under the terms of the Advisory Agreement, our Advisor will:

•	identify, evaluate, and negotiate the structure of the investments we make (including performing due diligence on our prospective investments);

•	find, present, and recommend to us real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of our real estate acquisitions, sales, or joint ventures;

•	acquire properties on our behalf in compliance with our investment objectives and policies;

•	arrange for financing and refinancing of properties;

•	enter into leases and service contracts for our properties;

•	oversee the performance of our asset manager;

•	review and analyze the properties’ operating and capital budgets;

•	generate an annual budget for us;

•	review and analyze financial information for each property and the overall portfolio;

•	formulate and oversee the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing, and disposition of properties; and

•	close, monitor, and administer the investments we make.

The above summary is provided to illustrate the material functions which our Advisor will perform for us and it is not intended to include all of the services which may be provided to us by our Advisor or third parties. Our Advisor’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. We pay our Advisor fees and dividends and reimburse it for certain expenses incurred on our behalf.

On October 17, 2024, we renewed the Advisory Agreement with our Advisor. The renewed Advisory Agreement is effective through August 18, 2025, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and our Advisor. The terms of the renewed Advisory Agreement are identical to those of the Advisory Agreement that was previously in effect.

Termination Rights

The Advisory Agreement may be terminated:

•	immediately by the Company and/or our Operating Partnership for “cause”;

•	upon 60 days’ written notice without cause and without penalty by a majority of the independent directors of the Company or by the Advisor;

•	upon 60 days’ written notice with “good reason” by the Advisor; or

•	immediately by the Company and/or our Operating Partnership in connection with a merger, sale of assets or transaction involving the Company pursuant to which a majority of the directors then in office are replaced or removed.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct or willful misconduct by the Advisor, or a material breach of the Advisory Agreement by the Advisor, which has not been cured within 30 days of such breach.

“Good reason” is defined in the Advisory Agreement to mean (i) any failure to obtain satisfactory agreement from any successor to the Company and/or our Operating Partnership to assume and agree to perform the Company’s and/or our Operating Partnership’s obligations under the Advisory Agreement; or (ii) any uncured material breach of the Advisory Agreement of any nature whatsoever by the Company and/or our Operating Partnership that remains uncured for 30 days after written notice of such material breach has been provided to the Company and the Operating Partnership by the Advisor.

In the event the Advisory Agreement is terminated, the Advisor will be entitled to receive (i) subject to certain limitations in the Advisory Agreement, all unpaid reimbursements of expenses, including without limitation organization and offering expenses and private organization and offering expenses, that have not been reimbursed as of the date on which the Advisory Agreement is terminated; and (ii) all earned but unpaid fees payable to the Advisor prior to the termination of the Advisory Agreement. Additionally, the Advisor will be entitled to reimbursement of Total Operating Expenses that exceed the greater of 2% of the Average Invested Assets and 25% of Net Income if the independent directors determine (before or after the termination) that the excess was justified based on unusual and non-recurring factors. In addition, upon the termination or expiration of the Advisory Agreement, the Advisor is required to cooperate with the Company and our Operating Partnership to provide an orderly management transition.

Management Fee, Performance Participation Allocation and Expense Reimbursements

Management Fee. As compensation for its services provided pursuant to the Advisory Agreement, we pay the Advisor a management fee equal to 1.25% of the NAV (excluding the NAV of the Class P OP Units and Class PX OP Units) per annum payable monthly. Our Operating Partnership pays the Advisor a management fee equal to 0.75% of the NAV of the Class P OP Units and Class PX OP Units sold in the OP Unit Offering and that are not held by us, per annum, payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the any accruals for the management fee, stockholder servicing fees, performance allocation or any distributions payable on our stock. For the twelve months ended December 31, 2024, asset management fees were $1,484,727 compared to $768,847 for the twelve months ended December 31, 2023.

Performance Participation Allocation. So long as the Advisory Agreement has not been terminated, our Advisor, as the special limited partner of our Operating Partnership, holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up.

“Total Return” for any period since the end of the prior calendar year shall equal the sum of:

(i) all distributions accrued or paid (without duplication) on the OP Units outstanding at the end of such period since the beginning of the then-current calendar year plus

(ii) the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of OP Units, (y) any allocation/accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses (including any payments made to us for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units.

“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the OP Units outstanding at the beginning of the then-current calendar year and all OP Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of OP Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the OP Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable stockholder servicing fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any OP Units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below. For the twelve months ended December 31, 2024, performance participation allocation was $948,118. The performance participation allocation for the twelve months ended December 31, 2023 was $1,192,205.

Except as described in Loss Carryforward Amount below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any OP Units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the advisor’s performance participation. This is referred to as a “High Water Mark.”

Expense Reimbursement. Under the Advisory Agreement, and subject to the limitations described below under “- Reimbursement by the Advisor,” our Advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates in connection with the services they provide to the Company and our Operating Partnership pursuant to the Advisory Agreement provided that our Advisor is responsible for the expenses related to any and all personnel of our Advisor who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of our Advisor or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include for out-of-pocket costs and expenses the Advisor incurs in connection with the services it provides to us related to (1) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor (as described further below), (2) the actual cost of goods and services used by the Company and obtained from persons not affiliated with the Advisor, other than acquisition expenses, including brokerage fees paid in connection with the purchase and sale of any securities, (3) expenses of managing and operating our properties, whether payable to an affiliate of the Company or a non-affiliated person and (4) expenses in connection with the selection, evaluation, structuring. acquisition, origination, financing and development of any assets, whether or not acquired.

We reimburse the Advisor for any organization and offering expenses associated with the Public Offering that it or any of its affiliates pays or incurs (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) as and when incurred. The Advisor currently pays wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us. After the termination of the Primary Offering and again after termination of the offering under our DRP, our Advisor has agreed to reimburse us to the extent that the organization and offering expenses (including upfront selling commissions, stockholder servicing fees and due diligence expenses) that we incur exceed 15% of our gross proceeds from the Public Offering.

Reimbursement by the Advisor. The Company shall not reimburse the Advisor for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets or (2) 25% of our Net Income. To the extent that the Company has reimbursed the Advisor for expenses exceeding such limit, the Advisor is required to repay the Company for such expenses or, at the option of the Company, such expenses may be subtracted from Total Operating Expenses reimbursed during the subsequent fiscal quarter.

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Advisor may be reimbursed for such expenses and is not required to reimburse the Company for such expenses. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Advisor to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors.

Independent Directors’ Review of Compensation. Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•	the amount of fees paid to the Advisor in relation to the size, composition and performance of our assets;

•	success of the Advisor in generating opportunities that meet our investment objectives;

•	rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services;

•	additional revenues realized by the Advisor and its affiliates through their relationship with us (including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees, whether paid by us or by others with whom we do business);

•	the quality and extent of services and advice furnished by the Advisor;

•	the performance of our assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our assets relative to the investments generated by the Advisor for its own account.

In addition to the management fee, performance participation allocation and expense reimbursements, we have agreed to indemnify and hold harmless the Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.

We entered into the Expense Support Agreement with our Operating Partnership and our Advisor on August 18, 2023 with an effective date of July 13, 2021. Pursuant to the Expense Support Agreement, our Advisor has agreed to defer certain fees and reimburse or fund certain of our expenses, subject to the terms of the Expense Support Agreement. Our Advisor may be required to pay or be entitled to reimbursement of fees that it had deferred and expenses that had been paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, our Advisor could incur or reimburse maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit. The accrued Expense Support Agreement balance for the years ended December 31, 2024 and 2023, were $6,570,140 and $4,399,804 respectively.

Management Decisions

The primary responsibility for the management decisions of our Advisor and its affiliates, including the selection of investment properties to be recommended to our board of directors, the negotiation for these investments, and asset management decisions, will reside in an investment committee of our Sponsor. The investment committee is comprised of James Condon, Scott Riggs, Brandon Hunt, Erik Rostvold, Bryan Marsh, Chris Flynn, Simon Mitchell, and Eric Graham. Mr. Condon serves as the Chair of the investment committee. Investment decisions require the approval of a majority of the members of our Advisor’s investment committee. The high level of interaction between the Investment Committee and investment professionals from the inception of a transaction to closing helps identify potential issues early and enables the team to more effectively streamline resources and workflows. The Investment Committee process emphasizes a consensus-based approach to decision making among the members.

Our board of directors adopted a policy pursuant to which, subject to the terms and conditions of our Advisory Agreement, our Advisor will be authorized to make any and all investments in assets with a contract purchase price less than $1,000,000 without obtaining the prior approval of our board of directors, so long as any such investment would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such assets does not exceed the fair market value of such assets.

Affiliated Property Manager

Our property manager is Strategic Wireless Infrastructure Property Management Company, LLC, or our property manager, a Delaware limited liability company formed on June 13, 2018. Our property manager, which is wholly owned by our Sponsor and is an affiliate of our Advisor, will provide services to us in connection with the leasing, operation and management of our assets. Our property manager is located at 660 Steamboat Road, 1st Floor, Greenwich, CT 06830. Our property manager and its affiliates may subcontract the performance of their duties to third parties.

Aggregate property management fees incurred for the years ended December 31, 2024 and 2023, were $1,484,727 and $768,847, respectively, are included in property management fees to affiliates on the consolidated statements of operations.

Dealer Manager

StratCap Securities, LLC, our affiliated Dealer Manager, was organized in March 2009. StratCap Securities, LLC is a member firm of FINRA and is registered under the applicable federal and state securities laws and qualified to do business as a securities broker-dealer throughout the United States. Our Dealer Manager is an affiliate of our Advisor.

Our Dealer Manager provides certain wholesaling, sales, promotional and marketing assistance services to us in connection with the distribution of the shares offered pursuant to the Public Offering, and also served as the Dealer Manager for the Private Offering and OP Unit Offering. Fees incurred for the years ended December 31, 2024 and 2023, were $2,535,877 and $2,157,039, respectively.

Related-Party Transactions

As of December 31, 2024, there are no material transactions with management and their affiliates other than those covered by the terms of the agreements described above with our Advisor and our Dealer Manager. Pursuant to our charter, which complies with the NASAA REIT Guidelines, a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, must approve each related-party transaction as being fair and reasonable to us and on terms and conditions no less favorable than those available from unaffiliated third parties.

Employees of Affiliated Companies

As of December 31, 2024, although we will have executive officers who manage our operations, we will not have any paid employees. Our day-to-day operations will be managed by our Advisor, including the employees of our Advisor or its affiliates. To the extent required, we may reimburse our Advisor for certain personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we may pay our Advisor a separate fee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee’s charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.

All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, including a subscription to an accounting research website, require specific pre-approval by the audit committee prior to the engagement of Deloitte & Touche LLP. All amounts specifically pre-approved by the chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.

All services rendered by Deloitte & Touche LLP for the years ended December 31, 2024 and December 31, 2023 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

Deloitte & Touche LLP is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2024 and 2023. Deloitte & Touche LLP has served as our independent registered public accounting firm since 2023. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. Deloitte & Touche LLP representatives will be present at the 2024 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, Deloitte & Touche LLP representatives will be available to respond to appropriate questions posed by any stockholders.

The audit committee reviewed the audit and non-audit services performed by Deloitte & Touche LLP, as well as the fees charged by Deloitte & Touche LLP for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche LLP. The aggregate fees billed to us for professional accounting services by Deloitte & Touche LLP for the years ended December 31, 2024 and December 31, 2023 are respectively set forth in the table below.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit fees	$791,285	$506,508
Audit-related fees	128,743	104,000
Tax fees	172,530	196,084
All other fees	-
Total	$1,092,558	$806,592

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.

•	Tax fees - These are fees for all professional services performed by professional staff in Deloitte & Touche LLP’S tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Similar services incurred by the unconsolidated joint venture were paid for by the joint venture. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the accompanying Index to Financial Statements Schedule on page F-1.

Consolidated Financial Statements:

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of StratCap Digital Infrastructure REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StratCap Digital Infrastructure REIT, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows, for the years then ended, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California
May 8, 2025

We have served as the Company's auditor since 2023.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND DECEMBER 31, 2023

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$2,512,642	$14,697,790
Due from affiliates	257,096	4,914,232
Tenant and other receivables	418,375	221,959
Prepaid and other assets - net	7,353,470	5,707,955
Property and equipment - net	40,789,470	33,521,003
Intangible assets - net	26,735,234	16,786,450
Ground lease right of use assets - net	2,422,985	1,047,915
Investment in Datacom Joint Venture	40,122,786	39,581,659
Total assets	$120,612,058	$116,478,963
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$1,519,975	$987,137
Redemptions payable	764,712	-
Due to affiliates	784,836	116,600
Distributions payable	548,514	515,478
Deferred rental revenue	15,098	120,233
Asset retirement obligations - net	1,866,090	1,133,154
Lease liabilities - net	2,458,799	1,061,839
Intangible liabilities - net	881,124	1,132,874
Loan payable	29,335,000	16,650,000
Interest expense payable	91,287	62,426
Performance participation allocation payable to affiliate	948,118	1,192,205
Total liabilities	39,213,553	22,971,946
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Shares	-	-
Common stock — Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 4,990,586 and 4,710,257 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	49,906	47,103
Common stock — Class AX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,423,800 and 1,316,975 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	14,238	13,170
Common stock — Class D shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock — Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock — Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 1,828,031 and 1,726,264 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	18,283	17,262
Common stock — Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,934,499 and 1,659,843 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	19,345	16,599
Additional paid-in-capital	97,708,275	90,638,994
Accumulated deficit and cumulative distributions	(28,660,011)	(13,291,662)
Total shareholders' equity	69,150,036	77,441,466
Non-controlling interests - SWIF II OP	12,248,469	16,065,551
Total equity	81,398,505	93,507,017
TOTAL LIABILITIES AND EQUITY	$120,612,058	$116,478,963

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
REVENUES - Rental revenues	$4,037,635	$2,628,987
Total revenues	4,037,635	2,628,987
EXPENSES:
Property operating expenses	656,699	342,835
General and administrative	3,751,680	4,229,421
Asset management fees	1,484,727	768,847
Depreciation and amortization	3,638,064	2,175,364
Accretion expense	72,794	21,851
Performance participation allocation	948,118	1,192,205
Total expenses	10,552,082	8,730,523
OTHER INCOME (LOSS):
Interest expense	(1,766,272)	(1,121,311)
Interest income	226,047	510,324
Gain on transfer of assets	-	181,715
Total other loss	$(1,540,225)	$(429,272)
LOSS ON INVESTMENT IN DATACOM JOINT VENTURE	(3,378,066)	(945,283)
NET LOSS	$(11,432,738)	$(7,476,091)
Net Loss Allocated to Non-controlling Interest — SWIF II OP units	$(1,660,856)	$(1,341,149)
Net Loss Attributable to Controlling Interest shareholders	$(9,771,882)	$(6,134,942)
Basic and Diluted loss per class A, AX, I, and IX shares	$(0.94)	$(0.85)
Basic and Diluted weighted average class A, AX, I and IX shares outstanding	10,373,855	7,259,994

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

		Shareholders’ Equity										Non-controlling Interests
	Preferred Shares	Class A Common Shares	Class AX Common Shares	Class I Common Shares	Class IX Common Shares	Class D Common Shares	Class DX Common Shares	Par Value Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit and Cumulative Distributions ($)	Total Shareholders' Equity ($)	Class P Common Units	Class PX Common Units	Total Common Units ($)	Total Equity ($)
BALANCE- December 31, 2022	$125,000	2,104,226	474,421	704,680	501,884	-	-	$37,852	$34,169,617	$(3,251,654)	$31,080,815	660,425	93,769	$6,935,586	$38,016,401
Common shares issued (Proceeds net of $236,268 in receivables and $949,122 of offering costs)	-	2,657,774	794,947	1,033,584	1,111,369	-	-	55,977	56,166,742	-	56,222,719	-	-	-	56,222,719
Common units issued (Proceeds net of $203,891 of offering costs)	-	-	-	-	-	-	-	-	-	-	-	1,011,273	149,147	11,413,579	11,413,579
Preferred shares redeemed	(131,250)	-	-	-	-	-	-	-	-	-	(131,250)	-	-	-	(131,250)
Dividends and distributions declared ($0.54 per share/unit)	(2,416)	-	-	-	-	-	-	-	-	(3,896,400)	(3,898,816)	-	-	(805,333)	(4,704,149)
Dividend reinvestment	-	-	47,607	-	56,582	-	-	1,042	1,043,190	-	1,044,232	-	6,421	64,356	1,108,588
Redemptions of common shares and common units	-	(51,743)	-	(12,000)	(9,992)	-	-	(737)	(740,555)	-	(741,292)	(20,000)	-	(201,488)	(942,780)
Net Loss	8,666	-	-	-	-	-	-	-	-	(6,143,608)	(6,134,942)	-	-	(1,341,149)	(7,476,091)
BALANCE- December 31, 2023	$-	4,710,257	1,316,975	1,726,264	1,659,843	-	-	$94,134	$90,638,994	$(13,291,662)	$77,441,466	1,651,698	249,337	$16,065,551	$93,507,017
Common shares issued (Proceeds net of $140,761 in receivables and $971,017 of offering costs)	-	813,859	194,213	507,317	468,581	-	-	19,840	19,612,612	-	19,632,452	-	-	-	19,632,452
Common units issued (Proceeds net of $133,406 of offering costs)	-	-	-	-	-	-	-	-	-	-	-	202,519	5,800	1,999,095	1,999,095
Dividends and distributions declared ($0.54 per share/unit)	-	-	-	-	-	-	-	-	-	(5,596,467)	(5,596,467)	-	-	(1,005,819)	(6,602,286)
Distribution reinvestment	-	-	73,446	-	96,758	-	-	1,702	1,739,416	-	1,741,118	-	11,523	117,935	1,859,053
Redemptions of common shares and common units	-	(533,530)	(160,834)	(405,550)	(290,683)	-	-	(13,904)	(14,282,747)	-	(14,296,651)	(258,531)	(60,287)	(3,267,437)	(17,564,088)
Net Loss	-	-	-	-	-	-	-	-	-	(9,771,882)	(9,771,882)	--	-	(1,660,856)	(11,432,738)
BALANCE- December 31, 2024	$-	4,990,586	1,423,800	1,828,031	1,934,499	-	-	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(11,432,738)	$(7,476,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	3,378,066	945,283
Depreciation and amortization	3,638,064	2,175,364
Gain on transfer of assets	-	(181,715)
Asset retirement obligation - accretion expense	72,794	21,851
Amortization of deferred financing costs	67,652	53,190
Straight-line rental income	(210,248)	(169,564)
Non-cash lease expense	124,811	61,283
Above market lease amortization	62,844	52,370
Below market lease amortization	(251,750)	(188,812)
Changes in operating assets and liabilities:
Tenant and other receivables	13,833	11,922
Due from affiliates	90,852	(315,800)
Prepaid and other assets - net	(43,499)	31,491
Accounts payable and accrued liabilities	189,477	(276,424)
Deferred rental revenue	(105,138)	52,549
Due to affiliates	525,630	(610,804)
Lease liabilities - net	(102,920)	(52,105)
Interest expense payable	28,860	62,426
Performance participation allocation payable	(244,087)	1,192,205
Net cash used in operating activities	(4,197,497)	(4,611,381)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Asset acquisitions	(18,367,365)	(42,523,362)
Proceeds from transfer of assets to Datacom Joint Venture	-	5,662,702
Capital contributions to Datacom Joint Venture	(3,919,192)	(34,657,766)
Prepaid acquisition costs	(2,052,378)	(4,094,069)
Due from affiliates - Prepaid acquisition costs	2,287,362	(2,287,362)
Net cash used in investing activities	(22,051,573)	(77,899,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	12,685,000	16,650,000
Deferred financing costs	(37,728)	(316,684)
Proceeds from issuance of common shares	22,882,390	55,598,884
Redemptions paid to common shareholders	(13,535,159)	(741,292)
Redemptions of preferred shares	-	(131,250)
Offering costs for issuance of common shares	(828,411)	(3,998,778)
Deferred offering costs	(1,126,852)	(760,161)
Dividends and distributions paid to common and preferred shares	(3,814,619)	(2,546,741)
Proceeds from issuance of non-controlling interest - SWIF II OP common units	2,132,500	11,610,500
Redemptions paid to non-controlling interest - SWIF II OP common units	(3,267,437)	(201,488)
Offering costs for issuance of non-controlling interest - SWIF II OP common units	(133,406)	(203,891)
Dividends and distributions paid to non-controlling interest - SWIF II OP common units	(892,356)	(683,807)

Net cash provided by financing activities	14,063,922	74,275,292

NET DECREASE IN CASH	(12,185,148)	(8,235,946)
CASH AND CASH EQUIVALENTS - Beginning of period	14,697,790	22,933,736
CASH AND CASH EQUIVALENTS - End of period	$2,512,642	$14,697,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,669,760	$1,016,764
Cash paid for operating leases	254,297	120,226

NONCASH INVESTING AND FINANCING ACTIVITIES:
Ground lease right of use assets obtained in exchange for operating lease liabilities	$1,528,394	$691,270
Dividends and distributions reinvested	1,862,272	1,108,588
Distributions payable to common shareholders	465,926	428,417
Offering costs included in due to affiliates	142,606	-
Deferred offering costs included in accounts payable and accrued liabilities	304,603	-
Receivable from affiliates	(2,278,922)	1,572,955
Asset acquisition costs included in accounts payable and accrued liabilities	-	367,703
Addition of asset retirement obligations in relation to acquisitions	660,142	840,713
Distributions payable to non-controlling interest - SWIF II OP common units	82,588	87,061
Transfer of assets as in-kind investment in Datacom Joint Venture	-	5,899,203
Capital receivables included in tenant and other receivables	140,761	-
Redemptions payable	764,712	-
Prepaid acquisition costs applied to current period acquisitions	1,888,164	-
Deferred financing costs included in accounts payable and accrued liabilities	38,759	-

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

1.	ORGANIZATION AND BUSINESS OPERATIONS

StratCap Digital Infrastructure REIT, Inc. (“SDIR REIT” or the “Company”) is a Maryland corporation formed on April 7, 2021 (inception), and qualifies as a real estate investment trust (REIT) for US federal income tax purposes. The Company is the sole general partner and majority limited partner of SWIF II Operating Partnership, LP (“SWIF II OP”), a Delaware limited partnership formed on May 28, 2021. Substantially all of the Company’s business is conducted through SWIF II OP. On October 10, 2024, Strategic Wireless Infrastructure Fund II, Inc. changed its name to StratCap Digital Infrastructure REIT, Inc. The Company has elected to be taxed as a REIT for US federal income tax purposes beginning with the taxable year ended December 31, 2021.

The Company intends to acquire and/or establish, operate, manage, and lease digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments, and (4) fiber networks. Data centers may include wholesale, enterprise, co-location, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences or other data centers. To a lesser extent, the Company may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, and other digital infrastructure real estate assets that the Company’s management believes provides an opportunity for income and/or growth. The Company and SWIF II OP are externally managed by StratCap Digital Infrastructure Advisors II, LLC (f/k/a Strategic Wireless Infrastructure Fund Advisors, LLC), a Delaware limited liability company (the “Advisor”). The Advisor is an affiliate of StratCap Investment Management, LLC (f/k/a Strategic Capital Fund Management, LLC,), a Delaware limited liability company (the “Sponsor”). The Sponsor is indirectly owned by HMC USA Holdings LLC (“HMC”), a subsidiary of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital Limited”). The Sponsor holds a $200,000 investment in the Company through the purchase of approximately 20,000 Class IX shares at $10.00 per share as of December 31, 2024.

StratCap Securities, LLC (f/k/a SC Distributors, LLC) is the Company’s dealer manager that is a Delaware limited liability company (“SCD”) affiliated with the Sponsor and broker-dealer registered with the Financial Regulatory Authority, Inc. (“FINRA”). The Company has no employees, and is externally managed by the Advisor; therefore, the Advisor is responsible for the Company’s day-to-day management, subject to the oversight of the Company’s board of directors (the “Board”).

Effective December 3, 2021, StratCap Digital Infrastructure REIT, Inc. designated 125 shares of the Company as a separate class of preferred shares to be known as the 12.0% Series A Redeemable Cumulative Preferred shares (“Series A Preferred shares”) (see Note 9). On February 28, 2023, the Company redeemed all Series A Preferred shares at a premium of $6,250 along with the payment of accumulated dividends of $2,416.

On February 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration of common stock for its initial public offering. The Company registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering and up to $75 million in shares under its distribution reinvestment plan (together, the “Public Offering”). The Company is offering any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares, and Class I shares with a dollar value up to the maximum offering amount. The offering price per share for each class of the Company’s common stock sold in the Public Offering varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, and subject to ongoing stockholder servicing fees.

Prior to the effectiveness of the Public Offering, the Company discontinued its private offering of common shares consisting of Class A, Class AX, Class D, Class DX, Class I, and Class IX shares of common stock and discontinued its private offering operating partnership units (“OP units”) of SWIF II OP, consisting of Class P OP Units and Class PX OP units. The Class P OP units and Class PX OP units remain exchangeable on a one for one basis, in certain circumstances, into Class I shares and Class IX shares of the Company at the election of the unit holders.

Liquidity — The Company’s primary sources of capital will include net proceeds from the sale of shares and OP Units and loans from third-party financial institutions. The primary uses of capital will be to fund acquisitions of a variety of data centers, telecommunications and data infrastructure assets; the payment of operating expenses, including interest expense on any outstanding indebtedness; and the payment of distributions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the consolidated financial statements and the accompanying notes. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its consolidated wholly owned subsidiaries.

All intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.

SWIF II OP is a VIE and a consolidated subsidiary of the Company. As of December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs were $119.3 million and $36.7 million, respectively, and as of December 31, 2023, the total assets and liabilities of the Company’s consolidated VIEs were $110.0 million and $22.0 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and cash equivalents — Included in cash and cash equivalents are cash balances available for immediate withdrawal and short-term investments that have original maturity dates of three months or less. The carrying amount approximates fair value due to the short-term nature of these investments. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Tenant and Other Receivables — Tenant and Other Receivables includes rent and common area maintenance receivables, as well as the accumulated straight-line rent receivable balances.

Due from Affiliates — The balance primarily includes reimbursable acquisition related costs of $224,723 paid by the Company on behalf of the Datacom Joint Venture as of December 31, 2024. Due from affiliates balance included commissions reimbursement receivable of $1,761,812, marketing fee reimbursement receivable of $549,258, and reimbursable acquisition related costs of $2,366,127 paid by the Company on behalf of the Datacom Joint Venture as of December 31, 2023.

Prepaid and Other Assets — net — Prepaid and Other Assets — net primarily includes deferred transaction and acquisition costs associated with due diligence and other pre-acquisition related activities that have been incurred relating to pending acquisitions that had not yet settled as of the reporting date. Deferred offering costs were $2,191,615 and $760,161 as of December 31, 2024 and December 31, 2023, respectively, and will be charged against the offering proceeds within stockholder’s equity upon effectiveness of the Public Offering. Deferred acquisition costs and deposits were $4,764,345 and $4,461,772 as of December 31, 2024 and December 31, 2023, respectively. Other assets also includes deferred loan costs associated with the Company’s revolving line of credit of $274,785 and $265,951, net amortization of $120,843 and $53,190, as of December 31, 2024 and December 31, 2023, respectively. Other prepaid expenses include insurance and ground rents.

Acquisitions — The Company’s acquisitions will generally qualify for asset acquisition treatment under Accounting Standards Codification (“ASC”) 805, Business Combinations. For acquisitions, the aggregate purchase price is allocated on a relative fair value basis to tangible assets and related intangible assets acquired. The fair values of these assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of tangible and intangible assets acquired is derived from estimated replacement costs or discounted cash flow valuation methods. In determining fair value using the discounted cash flow valuation method, management estimates the applicable discount rate and the timing and amount of future cash flows, including market rates and lease-up period. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the tangible and intangible assets, or require acceleration of the depreciation or amortization expense of tangible and intangible assets in subsequent periods. Direct transaction costs are capitalized as a component of the cost of the asset acquired.

The Company records the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to ground leases, easements, and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of the communications infrastructure resides. In determining the fair value of these asset retirement obligations, the Company must make several subjective and highly judgmental estimates, such as those related to (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the towers or small cells or remediate the land.

Property and Equipment – net — Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment include land and perpetual easements for land, which have no definite life. When the Company purchases perpetual easements as part of overall acquisitions, the Company allocates a portion of the purchase price to the land easement. Depreciation of cell tower communications infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions, renewals, and improvements are capitalized, while routine maintenance and repairs are expensed. Depreciation of building and site improvements for data centers is over the estimated useful lives ranging from 35 to 44 years for building and 12 to 14 years for site improvements.

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When an asset to be held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, geographic location, lease-up potential and expected timing of lease-up, demand for wireless communication infrastructure, estimates regarding tenant cancellations and renewals of tenant contracts, and estimated additions of new equipment. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated by the Company may not be achieved and the Company may be required to recognize future impairment losses on its long- lived assets. During the years ended December 31, 2024 and 2023, the Company determined that no impairment charges were necessary.

Intangible Assets — net — Intangible assets primarily consist of the estimated fair value, on the date of acquisition; of site rental contracts and tenant relationships (“contract rights”), of future tenant leases anticipated to be added to the acquired towers (“location capacity”), and the fair value of acquired in-place easements and ground leases with a finite life (“easements and right-of-use ground leases”). The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing in- place leases, (2) the expected exercise of the renewal provisions contained within the existing leases, and any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases. The location capacity intangible assets represent the fair value of the incremental revenue growth that could potentially be obtained by the Company from leasing the excess capacity on acquired cell towers. The easements and ground leases intangible assets are comprised of (1) the current term of the existing easements and ground leases and (2) assumptions on similar costs avoided upon the renewal or extension of existing easements and ground leases.

The useful life of the intangible assets is limited by the maximum depreciable life of the communications infrastructure (15 – 20 years), as a result of the interdependency of the communications infrastructure and site rental leases. For all intangible assets, amortization is provided using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

Asset Retirement Obligations — net — Pursuant to its ground lease, easement, and leased facility agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space upon which certain of its communications infrastructure resides. Asset retirement obligations are included in “Asset retirement obligations – net” in the Company’s consolidated balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in “accretion expense” in the Company’s consolidated statements of operations. The associated asset retirement costs are initially included in “Property and equipment – net” in the consolidated balance sheets, capitalized as an additional carrying amount of the related long-lived asset, and depreciated over the useful life of such asset.

Lease Accounting —

General — The Company evaluates whether a contract meets the definition of a lease whenever a contract grants a party the right to control the use of an identified asset for a period of time in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease. The Company accounts for contracts that do not meet the definition of a lease under other relevant accounting guidance.

Lessor — The Company’s lessor arrangements primarily include tenant contracts for dedicated space on its shared communications infrastructure. The Company classifies its leases at lease commencement as operating, direct financing, or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments, plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

Lessee — The Company’s lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term of 5 to 10 years, and are renewable (and cancellable after a notice period) at the Company’s option.

The majority of the Company’s lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at the Company’s option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842, Leases, will be greater than the noncancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision. In making the determination of the period for which the Company is reasonably certain to remain on the site, the Company will assume optional renewals that are reasonably certain of being exercised for a period sufficient to cover all tenants under their current committed term where the Company has provided rights to the tower to its tenants not to exceed the contractual ground lease terms, including renewals.

The Company classifies its lessee arrangements at lease commencement as either operating leases or finance leases. A lease is classified as a finance lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for finance lease classification is met. Currently, the Company classifies all of its lessee arrangements as operating leases.

Right-of-use (“ROU”) assets associated with operating leases are included in “Ground lease right of use assets” in the Company’s consolidated balance sheets. Lease liabilities related to operating leases are included in “Lease liabilities” in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term, and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company is not able to readily determine the rate implicit for its lessee arrangements, and thus uses its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability, plus any prepaid or accrued lease payments and any unamortized initial direct costs. Certain of the Company’s ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index (“CPI”)). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term.

Lease agreements may also contain provisions for a contingent payment based on (1) the revenues derived from the communications infrastructure located on the leased asset, (2) the change in CPI, or (3) the usage of the leased asset. The Company’s contingent payments are considered variable lease payments and are (1) not included in the initial measurement of the ROU asset or lease liability due to the uncertainty of the payment amount and (2) recorded as expense in the period such contingencies are resolved.

The Company reviews the carrying value of its ROU assets for impairment, similar to its other long- lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying amount of the ROU asset is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.

Revenue Recognition — Lease rental revenues, which are recognized on a ratable basis over the fixed, noncancelable term of the relevant tenant contract, generally ranging from 5 to 15 years for site rental revenues derived from tenants. Certain tenant contracts contain (1) fixed escalation clauses (such as fixed- dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant’s option, and (3) only limited termination rights at the applicable tenant’s option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, noncancelable term of the tenant contract’s current term. To the extent the Company acquires above or below- market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example, with respect to small cells and fiber), the Company records the fair value as deferred credits or debits and amortizes such deferred credits or debits to site rental revenues over their estimated lease term.

Since the Company recognizes revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight- line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $210,248 and $169,564 for the years ended December 31, 2024 and 2023, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

The Company’s cell tower lease terms generally allow for only limited expense reimbursements on a pro- rata basis for property related expenses above base year expense amounts. Under the terms of data center leases, the majority of the Company’s rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from tenants. The Company records amounts reimbursable by tenants as revenue in the period the applicable expenses are incurred, which is generally on a ratable basis throughout the term of the lease. The Company accounts for and presents rental revenue and tenant recoveries as a single component under rental revenues as the timing of recognition is the same, the pattern with which the transfer the right of use of the property and related services to the lessee are both on a straight-line basis and its leases qualify as operating leases.

The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting, and construction drawings. For each of the above- performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated stand-alone selling price.

Stock-Based Compensation — The Company did not issue any stock-based compensation awards during the years ended December 31, 2024 or 2023.

Earnings per Share — Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. The Company considers the effect of other potentially dilutive securities, including the OP Units, which may be redeemed for shares of the Company’s common stock under certain circumstances, and include them in the Company’s computation of diluted EPS under the if-converted method when their inclusion is dilutive. The Company did not have any stock-based compensation awards or other potentially dilutive securities during the years ended December 31, 2024 or 2023.

Tenant and other receivables and Allowance for Uncollectible Accounts — Management reviews rents receivable on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or records a direct write-off of the specific rents receivable. The allowance for uncollectible accounts was $0 as of December 31, 2024 and December 31, 2023, respectively.

Deferred Financing Costs — Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis, which approximates the effective interest rate method, over the contractual terms of the respective financings. As of December 31, 2024 and December 31, 2023, the Company had $274,785 and $265,951 of deferred financing costs included in “Prepaid and other assets — net” in the accompanying consolidated balance sheet, respectively. For the years ended December 31, 2024 and 2023, $67,652 and $53,190 of deferred financing costs were amortized and included in interest expense in the accompanying consolidated statement of operations, respectively.

Fair Value Instruments — Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 — Observable inputs, such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2024 or December 31, 2023.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks — As of December 31, 2024 and December 31, 2023, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

For the year ended December 31, 2024, the Company owned cell towers located in Indiana, Tennessee and Texas that account for approximately 27.23%, 25.38%, and 10.33%, respectively, of total rental revenue. For the year ended December 31, 2023, the Company owned cell towers located in Indiana, Georgia, and Tennessee that account for approximately 31.11%, 13.37%, and 21.63%, respectively, of total rental revenue.

For the year ended December 31, 2024, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 60.97%, and 29.97%, respectively, of total cell tower rental revenue. For the year ended December 31, 2023, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 44.45%, and 38.31%, respectively, of total cell tower rental revenue.

The Company owned data centers located in Missouri and California that account for approximately 62.37% and 37.63%, respectively, of total data center rental revenue for the year ended December 31, 2024. For the year ended December 31, 2023, the Company owned data centers located in Missouri and California that accounted for approximately 62.55% and 37.45%, respectively of total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 39.98%, 22.38% and 37.64%, respectively, of total data center rental revenue for the year ended December 31, 2024. Data center leases with tenants under common control of TierPoint and AT&T Inc. and its subsidiaries accounted for approximately 40.11% and 37.45%, respectively, of total data center rental revenue for the year ended December 31, 2023.

Noncontrolling Interest — The Company defines a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the stockholders’ (“shareholders”) equity. Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations. Noncontrolling interest in SWIF II OP represents the limited partner’s proportionate share of the equity of SWIF II OP.

Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Company during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. The Company’s ownership interest in SWIF II OP was 85.0% and 83.6% as of December 31, 2024 and December 31, 2023, respectively.

Income Taxes — As discussed in Note 1, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with taxable year ended December 31, 2021. The Company generally must distribute annually at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain. Assuming the Company distributions equal or exceed the Company’s taxable net income, the Company generally will not be required to pay federal corporate income taxes on such income. The Company must also meet certain other organizational and operational requirements. If such requirements are not met, its income could be taxable at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

Certain income, gain, loss, and deductions of SWIF II OP for US federal income tax purposes will be allocated to each limited partnership unit, regardless of whether any distributions are made by SWIF II OP.

ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken, or expected to be taken, in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current period. No income tax benefit or liability for uncertain tax positions has been recorded in the accompanying consolidated financial statements.

Newly Adopted Accounting Pronouncements —In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance for the fiscal year ended December 31, 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures (See Note 15 – Segment Reporting).

Recent Accounting Pronouncements — In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statement disclosures beginning with the Company’s December 31, 2027 annual reporting period.

3.	ASSET ACQUISITIONS

The following table summarizes the asset acquisitions for the year ended December 31, 2024:

Property	Market	Closing Date	Number of Properties Acquired	Total Purchase Price(a)	Right-of-Use Asset(b)	Asset Retirement Obligation(c)
Cell Towers:
Whip Communications	Iowa	January 10, 2024	2	$1,966,205	$156,489	$62,375
East River	Ohio	January 24, 2024	1	677,954	-	35,049
BTO	Maryland	February 29, 2024	1	1,542,835	114,329	45,869
Trinity Park	Tennessee	January 17, 2024	1	537,500	86,942	29,218
West Maryville	Tennessee	January 31, 2024	1	473,894	115,861	27,870
Oakbrook	South Carolina	January 31, 2024	1	538,962	127,737	27,870
Dream Central	Tennessee	February 16, 2024	1	540,398	117,318	29,225
Norton	Tennessee	April 2, 2024	1	955,897	116,292	27,884
North Sequatchie	Tennessee	April 30, 2024	1	594,588	86,610	27,898
Bluhmtown	Tennessee	May 31, 2024	1	652,212	-	26,546
CellTex	Texas	July 12, 2024	3	7,195,440	-	122,737
Adirondack	New York	July 31, 2024	1	687,651	-	31,964
Lebanon	North Carolina	August 19, 2024	1	633,797	116,130	27,865
Dry Branch	Tennessee	August 23, 2024	1	638,541	-	26,521
Meadow Creek	Tennessee	August 23, 2024	1	513,710	79,215	27,863
Sandy Springs	Tennessee	October 13, 2024	1	596,289	115,448	27,789
Longview	Tennessee	November 27, 2024	1	649,479	116,354	27,796
Cherokee Orchards	Tennessee	December 18, 2024	1	806,331	116,577	27,803
Total asset acquisitions for the year ended December 31, 2024:			21	$20,201,683	$1,465,302	$660,142

The following table summarizes the asset acquisitions for the year ended December 31, 2023:

Property	Market	Closing Date	Number of Properties Acquired	Total Purchase Price(a)	Right-of-Use Asset(b)	Asset Retirement Obligation(c)
Pinewood (d)	Tennessee	February 23, 2023	1	906,640	$131,652	$58,638
Millpark (e)	Missouri	March 15, 2023	1	20,464,767	-	-
Bassett (e)	California	March 21, 2023	1	13,420,200	-	-
Free Bird (d)	Tennessee	May 26, 2023	1	646,524	105,362	64,290
Foresite (d)	Arkansas	June 30, 2023	1	578,765	76,492	67,822
Ely (d)	Minnesota	July 19, 2023	1	895,751	-	67,822
Radio Fiesta (d)	Florida	September 7, 2023	1	1,156,710	131,540	67,822
RTC (d)	Indiana	September 22, 2023	8	4,480,839	246,224	514,319
Total asset acquisitions for the year ended December 31, 2023:			15	$42,550,196	$691,270	$840,713

(a)	Includes capitalized acquisition-related costs of $774,889 and $1,140,196 for the years ended December 31, 2024 and 2023, respectively.
(b)	Right-of-use assets were obtained in exchange for the assumption of operating lease liabilities of the same values as part of the asset acquisitions.
(c)	Asset retirement obligations were assessed as part of the asset acquisitions.
(d)	Proprty Type: Cell Towers
(e)	Property Type: Data Center

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements from the date of acquisition. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Assets:
Cell towers	$8,493,925	$4,443,722
Land	-	3,881,414
Building	-	22,871,656
Site Improvements	-	1,615,557
Contract rights and tenant relationships	7,897,082	8,648,360
Network location & capacity	3,568,434	2,367,111
Rooftop easements and ground easements	902,384	78,282
Above market leases	-	806,493
Right-of-use assets obtained in exchange for operating lease liabilities	1,465,302	691,270
Total assets acquired	22,327,127	45,403,865
Liabilities:
Asset Retirement Obligation	660,142	840,713
Ground lease liability	1,465,302	691,270
Below market leases	-	1,321,686
Total liabilities assumed	2,125,444	2,853,669
Total Purchase Price	$20,201,683	$42,550,196

4.	PROPERTY AND EQUIPMENT – NET

Property and equipment – net consist of the following as of December 31, 2024 and December 31, 2023:

	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Land	-	$3,881,414	$3,881,414
Cell towers	20	14,424,240	5,930,315
Building	35-44	22,871,656	22,871,656
Site Improvements	12-14	1,624,532	1,615,557
Total property and equipment		42,801,842	34,298,942
Less accumulated amortization		(2,012,372)	(777,939)
Total property and equipment - net		$40,789,470	$33,521,003

Depreciation expense was $1,234,433 and $730,973 for the years ended December 31, 2024 and 2023, respectively.

5.	INTANGIBLE ASSETS – NET

Intangible assets – net consist of the following as of December 31, 2024 and December 31, 2023:

	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Contract rights and tenant relationships	10-13	$19,184,027	$11,286,945
Network location & capacity	10	9,967,003	6,398,569
Rooftop easements and ground easements	20	1,122,033	174,778
Above market leases	13	806,494	806,494
Total intangible assets		31,079,557	18,666,786
Less accumulated amortization		(4,344,323)	(1,880,336)
Total intangible assets - net		$26,735,234	$16,786,450

Amortization expense was $2,401,144 and $1,444,391 for the years ended December 31, 2024 and 2023, respectively. Above market lease amortization of $62,844 and $52,370 was included as an adjustment to rental revenues in the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.

The following table represents the weighted average remaining useful lives of the intangible assets as of December 31, 2024 and 2023:

Weighted-Average Remaining Life (Years)	December 31, 2024	December 31, 2023
Contract rights and tenant relationships	9	10
Network location & capacity	8	9
Rooftop easements and ground easements	19	19
Above market lease	11	12

The following sets forth future annual amortization for acquisition-related intangibles for each of the next five years ended December 31 and thereafter:

Years ending December 31:
2025	2,939,812
2026	2,939,812
2027	2,939,812
2028	2,939,812
2029	2,939,812
Thereafter	12,036,174
Total	$26,735,234

6.	INTANGIBLE LIABILITIES – NET

Intangible liabilities – net consisted of the following as of December 31, 2024 and December 31, 2023:

	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Below market leases	5	$1,321,686	$1,321,686
Total intangible liabilities		1,321,686	1,321,686
Less accumulated accretion		(440,562)	(188,812)
Total intangible liabilities - net		$881,124	$1,132,874

Amortization recorded on the lease intangible liabilities for the years ended December 31, 2024 and 2023 was $251,750 and $188,812, respectively. The amount of amortization was recorded as an increase to rental revenue in the Company’s consolidated statements of operations.

The following table represents the weighted average remaining useful lives of the intangible liabilities as of December 31, 2024 and 2023:

Weighted-Average Remaining Life (Years)	December 31, 2024	December 31, 2023
Below market lease	4	5

The following sets forth future annual amortization for intangible liabilities for each of the next five years ended December 31:

Years ending December 31:
2025	251,750
2026	251,750
2027	251,750
2028	125,874
2029	-
Thereafter	-
Total	$881,124

7.	LOAN PAYABLE

On March 15, 2023, the Company entered into a credit agreement (the “Revolving Facility”) pursuant to which the Company may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Revolving Facility is March 15, 2028. The Revolving Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Secured Overnight Financing Rate (“SOFR”) for a one-month term in effect on such date plus 0.25% and (ii) the “Maximum Rate” as defined in the agreement as the maximum interest rate allowed under New York Law. The Revolving Facility’s SOFR rate loans shall bear interest at the lesser of (i) 2.75% plus Term SOFR for the Interest Period therefor and (ii) the Maximum Rate.

On March 15, 2023, the Company drew down $10,000,000 for the acquisition of a data center located in Maryland Heights, Missouri. On March 21, 2023, the Company drew down $6,650,000 to acquire a data center located in Santa Clara, California. On July 11, 2024, the Company drew down $8,000,000 for the acquisition of a cell tower portfolio located in Texas and potential future acquisitions. On August 16, 2024, the Company drew down $650,000 for the acquisition of a cell tower portfolio located in North Carolina. On October 14, 2024, the Company drew down $1,445,000 for the payment of the Dry Branch, Sandy Springs, Longview and Plada Heights development invoices. On December 5, 2024, the Company drew down $2,215,000 for the debt funding re-imbursement regarding prepaid development expenses. On December 18, 2024, the Company drew down $375,000 for the acquisition of Cherokee Orchard. As of December 31, 2024, the outstanding loan payable balance was $29,335,000.

The Revolving Facility requires the Company to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) to be less than 1.10 to 1.00; and (4) the loan to value ratio to be greater than 70%. The Company is in compliance with these financial covenants as of December 31, 2024.

As of December 31, 2024, the carrying value of the Company’s loan payable carrying value approximates its fair value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreement and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3.

8.	ASSET RETIREMENT OBLIGATIONS

Pursuant to its ground lease, easement, and certain pole attachment agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination, to remove communications infrastructure or remediate the space on which its communications infrastructure is located. The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	December 31, 2024	December 31, 2023
Beginning balance	$1,133,154	$644,489
Additions	660,142	840,713
Dispositions	-	(373,899)
Accretion expense	72,794	21,851
Ending balance	$1,866,090	$1,133,154

As of December 31, 2024, the estimated undiscounted future cash outlay for asset retirement obligations was $10,491,869.

9.	EQUITY (DEFICIT)

Authorized Shares and Units — As of December 31, 2024, the Company has authority under its Articles of Amendment and Restatement dated July 12, 2021(as amended and/or supplemented, the “Charter”) to issue Series A preferred shares and shares of common stock consisting of Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S and Class T shares. The Company also has authority pursuant to the Third Amended and Restated Limited Partnership Agreement of SWIF II OP dated as of August 22, 2023 (as amended, the “LPA”) to issue SWIF II OP Units (See further discussion under “SWIF II OP Limited Partnership Units”).

Series A Preferred Shares — The Series A preferred shares rank senior to all classes or series of common shares and to any other shares issued by the Company with respect to dividend and redemption rights and rights upon liquidation, dissolution, or winding-up of the Company. The Company may redeem shares of the Series A preferred shares at its own option at any time for cash at a redemption price per share equal to $1,000, plus all accrued and unpaid dividends thereon, plus a redemption premium of $50 per share if the date of the redemption was on or before December 31, 2023. The holders of the Series A preferred shares are not entitled to vote on any matter, except as it relates to authorization or issuance of any equity security senior to, or on parity with, the Series A preferred shares and any amendment to the Charter. On February 28, 2023, the Company redeemed all Series A Preferred shares.

As of December 31 2024, the Company had authority to issue 600,000,000 shares common stock consisting of the following:

Classification	Number of Shares Available	Number of Shares Outstanding	Par Value
Class A Common Stock	100,000,000	4,990,586	0.01
Class AX Common Stock	100,000,000	1,423,800	0.01
Class D Common Stock	100,000,000	-	0.01
Class DX Common Stock	100,000,000	-	0.01
Class I Common Stock	100,000,000	1,828,031	0.01
Class IX Common Stock	100,000,000	1,934,499	0.01
Total	600,000,000	10,176,916

Proceeds from common shares issuances within Additional Paid in Capital on the Statement of Equity is presented net of $140,761 and $236,268 in proceeds receivable for common shares that are deemed to be issued and outstanding as of December 31, 2024 and 2023, respectively.

Operating Partnership (SWIF II OP) — The Company intends to hold substantially all of its assets in SWIF II OP or in subsidiary entities thereof. For purposes of satisfying the asset and gross income tests for qualification as a REIT for US federal income tax purposes, the Company’s proportionate share of the assets and income of SWIF II OP will be deemed to be the Company’s assets and income.

The Company is the sole general partner of SWIF II OP. The Advisor also holds the special limited partner interest in SWIF II OP. As the sole general partner of SWIF II OP, the Company has the exclusive power to manage and conduct the business of SWIF II OP. The Company may not be removed as general partner by the limited partners. The Board will, at all times, have oversight and policy- making authority, including responsibility for governance, financial controls, compliance, and disclosure, with respect to SWIF II OP. However, pursuant to the advisory agreement, the Company delegated to the Advisor authority to make decisions related to the management of the Company’s and SWIF II OP’s assets, including sourcing, evaluating, and monitoring investment opportunities, and making decisions related to the acquisition, management, financing, and disposition of assets in accordance with investment objectives, guidelines, policies, and limitations, subject to oversight by the Board.

SWIF II OP Limited Partnership Units — Limited partnership units represent an interest as a limited partner in SWIF II OP. Limited partners of any class do not have the right to participate in the management of SWIF II OP. Limited partners of any class who do not participate in the management of SWIF II OP, by virtue of their status as limited partners, generally are not liable for the debts and liabilities of SWIF II OP beyond the amount of their capital contributions. The voting rights of the limited partners of any class are generally limited to approval of specific types of amendments to SWIF II OP agreement.

Limited partnership interests in SWIF II OP, other than the special limited partner interest and general partner interest, are currently divided into eight classes: (1) Class A OP units, (2) Class AX OP units, (3) Class D OP units, (4) Class DX OP units, (5) Class I OP units, (6) Class IX OP units, (7) Class P OP units, and (8) Class PX OP units.

In general, the Class A OP units, Class AX OP units, Class D OP units, Class DX OP units, Class I OP units, Class IX OP units are intended to correspond on a one-for-one basis with Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares. When the Company receives proceeds from the sale of shares of common stock, the Company contributes such proceeds to SWIF II OP and receives SWIF II OP units that correspond to the classes of shares sold.

On January 18, 2022, the Company began offering Class P OP units and Class PX OP units in SWIF II OP directly to accredited investors (the “OP Offering”). The Class P OP units and Class PX OP units are exchangeable on a one for one basis, in certain circumstances, into Class I shares and Class IX shares at the election of the unit holders.

In general, each Class A OP unit, Class AX OP unit, Class D OP unit, Class DX OP unit, Class I OP unit, Class IX OP unit, Class P OP unit, and Class PX OP unit will share in distributions from SWIF II OP when such distributions are declared by the Company, the general partner, in its sole discretion.

Upon SWIF II OP’s liquidation, Class A OP units and Class D OP units will automatically convert to Class I units and Class AX OP units and Class DX OP units will automatically convert into Class IX units, in each case, in proportion to the NAV per unit of each class, and the resulting Class I OP units and Class IX OP units will share on a unit-by-unit basis in the assets of SWIF II OP that are available for distribution, after payment of all liabilities, after establishment of reserves, and after payment of any preferred return to the holders of any limited partnership preferred units and payment of the portion distributable to the holder of the special limited partner interest. In addition, a portion of the items of income, gain, loss, and deduction of SWIF II OP for US federal income tax purposes will be allocated to each limited partnership unit, regardless of whether any distributions are made by SWIF II OP.

For each Class A OP unit, Class AX OP unit, Class D OP unit, Class DX OP unit, Class I OP unit, Class IX OP unit, Class P OP unit, and Class PX OP unit, investors generally will be required to contribute money or property, with a net equity value determined by the general partner. Holders of SWIF II OP units will not be obligated to make additional capital contributions to SWIF II OP. Further, these holders will not have the right to make additional capital contributions to SWIF II OP or to purchase additional SWIF II OP units without the Company’s consent.

The Advisor may elect to receive its management fee in cash, Class I shares, or Class I OP units, and distributions on the performance participation allocation may be payable in cash or Class I OP units at the election of the Advisor. (See “Asset Management Fees” in Note 11 below).

As of December 31, 2024, the Company had authority to issue 601,802,059 SWIF II OP units, consisting of the following:

Classification	Number of SWIF II OP Units Issued	Number of SWIF II OP Units Outstanding	Par Value
Class A OP Units	100,000,000	4,990,586	0.01
Class AX OP Units	100,000,000	1,423,800	0.01
Class D OP Units	100,000,000	-	0.01
Class DX OP Units	100,000,000	-	0.01
Class I OP Units	100,000,000	1,828,031	0.01
Class IX OP Units	100,000,000	1,934,499	0.01
Class P OP Units	1,595,686	1,595,686	0.01
Class PX OP Units	206,373	206,373	0.01
Total	601,802,059	11,978,975

Dividends and Distributions — The Board may, from time to time, authorize the Company to declare and pay to stockholders such dividends or other distributions in cash or other assets of the Company or in securities of the Company, including in shares of one class payable to holders of shares of another class, or from any other source as the Board in its sole and absolute discretion shall determine. The Board shall endeavor to authorize the Company to declare and pay such dividends and other distributions as shall be necessary for the Company to qualify as a REIT under the Code; provided, however, stockholders shall have no right to any dividend or other distribution, unless and until authorized by the Board and declared by the Company. For the year ended December 31, 2024, dividends of $2,740,717, $2,356, $1,073,734, $20,034, $883,143 and $7,114 were declared and distributed for Class A shares, Class AX shares, Class I shares, Class IX shares, Class P OP units, and Class PX OP units, respectively, for a total of $4,727,098. For the year ended December 31, 2023, dividends of $2,023,545, $128, $688,396, $1,812, $729,854 and $173 were declared and distributed for Class A shares, Class AX shares, Class I shares, Class IX shares, Class P units, and Class PX units, respectively, for a total of $3,443,908.

Each holder of the outstanding Series A preferred shares shall be entitled to receive, when and as authorized by the Board and declared by the Company, cumulative preferential cash dividends per share of Series A preferred shares at the rate of 12.0% per annum of the total of $1,000, plus all accumulated and unpaid dividends thereon. Such dividends shall accrue on a daily basis and be cumulative from the first date on which any share of Series A preferred shares is issued. Unless all accumulated dividends on the Series A preferred shares have been paid, no dividends shall be paid or declared for any other share. Dividends declared on the Series A preferred shares were $8,666 (including early redemption premium of $6,250 associated with the February 28, 2023, redemption of all outstanding Series A preferred shares) for the year ended December 31, 2023. As of December 31, 2024, there were no accrued and unpaid dividends related to the Series A preferred shares.

Dividend and Distribution Reinvestment — Distributions to holders of Class AX shares, Class DX shares, Class IX shares, and Class PX units shall be deemed distributed and then invested in additional shares of the same class at the applicable purchase price per share, net of any selling commissions and/or dealer manager fees associated with the applicable class. For the year ended December 31, 2024, $751,590 in Class AX shares, $992,748 in Class IX shares, and $117,934 in Class PX units, for a total of $1,862,272, in distributions have been reinvested as additional shares of the same class at the applicable purchase price per share. For the year ended December 31, 2023, $477,092 in Class AX shares, $567,140 in Class IX shares, and $64,356 in Class PX units, for a total of $1,108,588, in distributions have been reinvested as additional shares of the same class at the applicable purchase price per share.

Share Repurchase Program — In the Company’s perpetual life structure, an investor may request that the Company repurchase his or her shares on a monthly basis under the Company’s repurchase program, but the Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the Company’s discretion. The Board authorized the commencement of the Share Repurchase Program on September 1, 2023, and authorized the Company to repurchase Class A, Class AX, Class I, and Class IX shares at the applicable price per share in accordance with the terms of the Share Repurchase Program. The Board authorized the commencement of the OP Unit Repurchase Program on September 1, 2023, and authorized the Company to repurchase Class P OP and Class PX OP units at the applicable price per share in accordance with the terms of the Share Repurchase Program. As of December 31, 2024, $197,567 in Class A shares, $286,345 in Class I shares, $280,800 in Class IX shares are presented as redemptions payable on the Company’s balance sheet, for a total of $764,712. There were no pending share repurchase requests outstanding at December 31, 2023.

Suspension of Offering of Class D Shares and Class DX Shares — The Board approved to suspend offering Class D and Class DX shares in its private offering, effective on the close of business of August 22, 2023.

Determination of Private Offering Price — The Board approves a net asset value “NAV” per share for each Class A, Class AX, Class D, Class DX, Class I, and Class IX, and Class P OP units and Class PX OP units with outstanding shares or units each 30-day period from December 2024 consistent with the Committee’s determination. The Board currently has authorized offering prices for each class of shares in its private offering of $10.3272/Class A shares, $10.3032/Class AX shares, $10.3185/Class I shares, and $10.3321/Class IX shares as of December 31, 2024. The Board currently has authorized offering prices for each class of OP Units in the OP Offering of $10.3907/Class P OP Units and $10.3524/Class PX OP Unit as of December 31, 2024.

10.	INVESTMENT IN DATACOM JOINT VENTURE

StratCap Wireless Datacom Ventures, LLC (the “Datacom Joint Venture”) is a Delaware limited liability company established as a joint venture on December 8, 2022. The Datacom Joint Venture was entered into by SWIF II Ventures I, LLC, a wholly owned subsidiary of the Company, and DataCom, LP. The Company accounts for its 51% ownership interest in the Datacom Joint Venture as an equity method investment as the Datacom Joint Venture is under the shared control among the two Joint Venture partners. The Company does not consolidate the Datacom Joint Venture as it does not have the power to direct the activities that most significantly impact Datacom Joint Venture’s economic performance. The Company considered acquisition, disposition, major operating and capital raising and allocation decisions as activities that primarily impact the economic results of the Datacom Joint Venture.

The purpose of the Datacom Joint Venture is to conduct and engage in the following activities: (i) directly or indirectly acquire, purchase, own, hold, manage, develop, operate, improve, renovate, rent, lease, fund, finance, encumber, sell, transfer, exchange, dispose of, invest in, or otherwise deal with certain fiber and wireless real estate assets and any direct or indirect interest therein or any securities of any kind issued by any entity primarily engaged in such activities; (ii) to own, directly or indirectly, a limited liability company or other interest in, and act as a general or limited partner, member, manager, or shareholder of, each of the subsidiaries of the Datacom Joint Venture and to exercise all of the powers, duties, rights, and responsibilities associated therewith; and (iii) to do such other things and engage in such other activities, as may be necessary, convenient or advisable with respect to the conduct of the business of the Datacom Joint Venture.

The following table summarizes the statements of operations of the Datacom Joint Venture for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Rental revenues	$4,054,803	$1,350,382
Rental operating and other expenses	(2,557,587)	(655,788)
Management fees payable to affiliate	(919,482)	(775,282)
Depreciation and amortization	(8,221,984)	(2,628,718)
Net loss of Datacom Joint Venture	$(7,644,250)	$(2,709,406)
The Company's allocated loss from Datacom Joint Venture	$(3,378,066)	$(945,283)

The following table summarizes the balance sheets of the Datacom Joint Venture as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Assets
Property and equipment, net	$51,256,072	$33,702,478
Intangible assets, net	61,570,267	45,930,644
Other assets, net	12,972,693	10,130,619
Total assets	$125,799,032	$89,763,741

Liabilities and members' capital
Accounts payable and accrued liabilities	$781,914	$537,706
Due to affiliates	193,014	2,410,876
Acquisition, asset and property management fees payable	753,555	513,318
Loan payable, net	32,375,896	-
Other liabilities, net	13,780,190	8,921,932
Members' capital	77,914,463	77,379,909
Total liabilities and members' capital	$125,799,032	$89,763,741
The Company's investment in Datacom Joint Venture	$40,122,786	$39,581,659

For the year ended December 31, 2024, the Datacom Joint Venture had member capital contributions of $8,193,081 of which the Company contributed $3,919,185. For the year ended December 31, 2023, the Datacom Joint Venture had capital contributions of $80,087,391 of which the Company contributed $40,551,606.

During the year ended December 31, 2024, the DataCom Joint Venture acquired the following portfolios of cell tower assets:

Property	Acquisition Date	Number of Towers	Property Type	Acquisition Cost
Hemphill - Datacom	January 31, 2024	7	Cell Towers	$3,399,951
Hemphill - Datacom	March 27, 2024	1	Cell Towers	$510,072
Hemphill - Datacom	May 24, 2024	3	Cell Towers	$1,881,624
Towercom - Datacom	September 13, 2024	34	Cell Towers	$21,050,936
Bug Tuseel - Datacom	December 19, 2024	18	Cell Towers	$7,345,449
				$34,188,032

11.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership — The Sponsor holds a $200,000 investment in the REIT through the purchase of approximately 20,000 Class IX shares at $10 per share as of December 31, 2024 and December 31, 2023.

Related-Party Transactions — The following details the amounts incurred related to the Company’s Advisor (SWIFA) and affiliates, including SCD, and the Sponsor, for the years ended December 31, 2024 and 2023; as well as amounts payable as of December 31, 2024 and December 31, 2023:

		December 31, 2024	December 31, 2023
Fees	Entity	Incurred	Incurred
Offering Costs	SCD	$2,270,266	$1,260,605
Selling commissions, dealer manager, and distribution fees	SCD	265,611	896,434
Asset management fees	SWIFA	1,484,727	768,847
Operating expense reimbursement	SWIFA	2,189,162	2,550,523
Total		$6,209,766	$5,476,409

		December 31, 2024	December 31, 2023
Fees	Entity	Payable	Payable
Offering Costs	SCD	$142,606	$-
Selling commissions, dealer manager, and distribution fees	SCD	-	-
Asset management fees	SWIFA	518,910	1,232
Operating expense reimbursement	SWIFA	43,000	71,015
Total		$704,516	$72,247

Organization and Offering Fees — The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees, and other organization and offering expenses to exceed 15% of the gross proceeds of the Company’s offering. For the years ended December 31, 2024 and 2023, the Company incurred approximately $2,270,266 and $1,260,605, respectively, in offering costs to related parties. With respect to the 15% cap on these expenses the Company has accumulated $8,392,106 and $5,856,228 of organization and offering expenses inception to date which represents approximately 6.08% and 5.10% of gross offering proceeds raised as of December 31, 2024 and 2023, respectively. Offering costs are charged to equity as incurred. (See Contingent Promissory Note discussion below)

Selling Commissions, Dealer Manager Fees, and Distribution Fees — The Company pays SCD, the dealer manager, selling commissions, dealer manager fees, and distribution and servicing fees in connection with the sale of certain classes of shares. The dealer manager may reallocate a portion of the dealer manager fee it receives to participating broker-dealers. Selling commissions, dealer manager fees, and distribution and servicing fees were charged to unitholders’ equity as incurred.

Asset Management Fees — The Company pays the Advisor a management fee in connection with the management of its assets in an amount equal to 1.25% of the aggregate purchase price of acquired assets, excluding any debt, or the net purchase price, per annum payable monthly, provided, however, after the Company determines its initial NAV, such management fee will equal 1.25% of the NAV per annum payable monthly. Additionally, to the extent that SWIF II OP issues SWIF II OP shares to parties other than the Company, SWIF II OP will pay the Advisor a management fee equal to 0.75% of the net purchase price or NAV, as applicable, of SWIF II OP attributable to such SWIF II OP shares not held by the Company, per annum payable monthly.

The management fee may be paid, at the Advisor’s election, in cash, Class I shares, or Class I OP shares of SWIF II OP. To the extent that the Advisor elects to receive any portion of its management fee in Class I shares or Class I OP shares of SWIF II OP, the Company may repurchase such Class I shares or Class I OP shares of SWIF II OP from the Advisor at a later date. In the event the Advisor agreement is terminated or its term expires without renewal, the Advisor will be entitled to receive its prorated management fee through the date of termination. Asset management fees expenses were $1,484,727 and $768,847 for the years ended December 31, 2024 and 2023, respectively. Asset management fees payable, as included within due to affiliates on the balance sheet, were $518,910 and $1,232 as of December 31, 2024 and December 31, 2023, respectively.

Expense Support Agreement — The Advisor has agreed to provide the Company limited expense support in quarterly periods where the Company’s operations cannot support distributions to stockholders and unit holders. The Advisor may provide the support in the form of deferral of the collection of its management fees or through actual expense support payments to the Company. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company operations exceed the cumulative distributions to stockholders and unit holders. During the twelve months ended December 31, 2024 and 2023, the Company has not received any expense support payments from the Advisor.

Contingent Promissory Note - Effective February 10, 2025, the Company has a non-interest bearing promissory note due from the Advisor, and guaranteed by HMC Capital Limited, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 of recoverable offering costs and operating expenses pursuant to the expense support agreement and the operating agreement (the “Agreements”) of the Company that is not recognized within the four and five- year periods in which such amounts were originally incurred. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the advisor to the Company. The $13,459,476 will not be recognized as a receivable on the Company’s consolidated financial statements, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events outside the control of the Company pursuant to the terms of the Agreements.

Performance Participation Allocation — So long as the advisory agreement has not been terminated, the Advisor is entitled to receive a performance participation allocation on its special limited partnership interest in SWIF II OP based on SWIF II OP’s total return after all of the other unitholders have received a total return of 5%. Total return is defined as all distributions accrued or paid (without duplication) on the SWIF II OP units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate Net Asset Value (as defined in the LPA) such OP units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of SWIF II OP units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses).

Under the SWIF II OP LPA, the annual total return will be allocated solely to the Advisor only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other SWIF II OP unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of 12.5% of the annual total return. The Advisor will also be allocated a performance participation with respect to all SWIF II OP shares that are repurchased at the end of any month (in connection with repurchases of the shares in the Company’s share repurchase program) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid in certain classes of shares of SWIF II OP or cash, at the election of the Advisor.

Distributions of performance participation paid on the special limited partnership interest may be payable to the Advisor in cash or Class I OP units at the election of the Advisor. The Advisor will not be obligated to return any portion of performance participation paid for an annual period based on SWIF II OP’s subsequent performance. In the event the advisory agreement is terminated, the Advisor will be allocated any accrued performance participation with respect to all SWIF II OP units as of the date of such termination.

For the year ended December 31, 2024, $948,118 in performance participation allocation expenses recognized by the Company and accrued for as of December 31, 2024. For the year ended December 31, 2023, there was $1,192,205 of performance participation allocation expenses recognized by the Company and paid out in 2024.

Operating Expenses and Reimbursements — The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company reimbursed the Advisor for $2,217,177 and $3,087,355 of operating expenses during the years ended December 31, 2024 and 2023, respectively, and the Company had $43,000 and $71,015 in operating expenses and reimbursement obligations due to the Advisor and its affiliate as of December 31, 2024 and December 31, 2023, respectively.

12.	REVENUES

As of December 31, 2024 the weighted-average remaining current term of the tenant operating leases was approximately ten years. The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant current noncancelable lease terms in effect as of December 31, 2024. As of December 31, 2024, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for each of the next five years ending December 31 and thereafter:

Years ending December 31:
2025	3,590,083
2026	3,344,158
2027	3,165,661
2028	2,507,729
2029	2,042,801
Thereafter	11,311,770
Total	$25,962,202

See Note 2 for further discussion regarding the Company’s lessor arrangements.

13.	LESSEE OPERATING LEASES

The components of the Company’s operating lease costs are as follows for each of the year ended:

Tweleve Months Ending	December 31, 2024	December 31, 2023
Lease cost:
Operating lease expense(a)	$276,316	$112,630
Variable lease expense(b)	-	16,773
Total Lease Cost	$276,316	$129,403

(a)	Represents the Company’s operating lease expense related to its ROU assets for the years ended December 31, 2024 and 2023.

(b)	Represents the Company’s expense related to contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the years ended December 31, 2024 and 2023. Such contingencies are recognized as expense in the period they are resolved.

The Company’s weighted-average remaining lease term was 9.3 and 6.4 years as of December 31, 2024 and December 31, 2023, respectively. The Company’s weighted-average discount rate for operating leases was 8.0% and 5.5% as of December 31, 2024 and December 31, 2023, respectively.

The following table is a summary of the Company’s maturities of operating lease liabilities for each of the next five years ending December 31 and thereafter:

Operating Leases (a)
2025	$312,589
2026	322,893
2027	330,025
2028	334,853
2029	328,056
Thereafter	1,967,035
Total undiscounted lease payments	3,595,451
Less Imputed interest	(1,136,652)
Total lease liabilities - net	$2,458,799

(a)	Excludes the Company’s variable lease payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company’s operating lease liability.

14.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation — The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024 and 2023, the Company was not involved in any material legal proceedings.

Indemnification — The Company has indemnified the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the unitholders under the Charter. The Company has not recognized any obligation on its consolidated balance sheet with respect to this indemnification arrangement as of December 31, 2024 or 2023.

15.	SEGMENT REPORTING

The Company has three operating segments and such operating segments are presented as three reportable segments: cell towers, data centers, and investments in joint ventures. The cell towers and data centers reportable segments are made up of various consolidated subsidiaries of the Company, and the joint ventures segment is currently made up of a 100% owned subsidiary dedicated to identifying and making investments in joint venture entities that own data/communications infrastructure. Currently, the joint venture segment has a single investment in the 51% owned DataCom Joint Venture. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the senior executive committee that includes the chief executive officer, interim chief financial officer and chief operating officer. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company defines segment operating income (loss) as rental revenues less property operating expenses and general and administrative expenses directly attributable to segment operations. The Company believes that segment operating income (loss) is the performance metric that captures the unique operating characteristics of each segment and serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and the Company’s CODM to measure unlevered property-level operating results and to compare the Company’s operating results to the operating results of other real estate companies and between periods on a consistent basis. The Company’s use of the term segment operating income (loss) may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

Depreciation and amortization, corporate level general and administrative expenses, asset management fees, accretion expense, and interest income are not attributable to the Company’s operating segments for purposes of assessing segment performance and are presented in the table to reconcile to net loss for the Company. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents and prepaid and other corporate assets not attributable to the Company’s segments.

The following are the segment results for the year ended December 31, 2024:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$1,385,176	$2,652,459	$-	$4,037,635
Total revenues	1,385,176	2,652,459	-	4,037,635
Expenses:
Property operating expenses	344,752	311,947	-	656,699
General and administrative	85,440	29,366	16,985	131,791
Total expenses	430,192	341,313	16,985	788,490
Other income (expense):
Interest expense	(344,226)	(1,422,046)	-	(1,766,272)
Equity method loss on investments	-	-	(3,378,066)	(3,378,066)
Segment operating net loss	$610,758	$889,100	$(3,395,051)	$(1,895,193)
Depreciation and amortization				(3,638,064)
Accretion expense				(72,794)
General and administrative				(3,619,889)
Asset management fees				(1,484,727)
Interest income				226,047
Performance participation allocation				(948,118)
Net loss				$(11,432,738)

The following are the segment results for the year ended December 31, 2023:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$619,234	$2,009,753	$-	$2,628,987
Total revenues	619,234	2,009,753	-	2,628,987
Expenses:
Property operating expenses	159,190	183,645	-	342,835
General and administrative	40,354	41,623	65,161	147,138
Total expenses	199,544	225,268	65,161	489,973
Other income (expense):
Interest expense	11,070	(1,132,381)	-	(1,121,311)
Equity method loss on investments	-	-	(945,283)	(945,283)
Gain on transfer of assets	181,715	-	-	181,715
Segment operating net loss	$612,475	$652,104	$(1,010,444)	$254,135
Depreciation and amortization				(2,175,364)
Accretion expense				(21,851)
General and administrative				(4,082,283)
Asset management fees				(768,847)
Interest income				510,324
Performance participation allocation				(1,192,205)
Net loss				$(7,476,091)

The operating segments assets held as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Cell Tower	$39,578,722	$17,769,932
Data Center	34,019,552	36,244,532
Joint Venture	40,122,786	39,581,659
Other (Corporate)	6,890,998	22,882,840
Total assets	$120,612,058	$116,478,963

16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after December 31, 2024 through May 8, 2025, the date the consolidated financial statements were available to be issued, for their impact on the consolidated financial statements, noting the following:

Loan Payable — On January 21, 2025, the Company drew down $2,190,000 from the Revolving Facility to fund future development costs. On March 31, 2025, the Company drew down $3,300,000 from the Revolving Facility to fund future development costs.

Status of the Offerings — The Company has accepted investors’ subscriptions, and issued shares for distribution reinvestments, for an aggregate of approximately 114,471 Class A shares, 28,561 Class AX shares, 8,992 Class I shares, 59,539 Class IX shares, 129,854 Class P OP units, and 3,260 Class PX OP units, resulting in the receipt of gross proceeds of approximately $ 2,932,126 and distributions reinvested of $628,459.

The Company has accepted investors’ repurchase requests under the Company’s share repurchase program, an aggregate of approximately 305,147 Class A shares, 6,718 Class AX shares, 119,119 Class I shares, 86,288 Class IX shares, 22,525 Class P OP units, and zero Class PX OP Units, resulting in redemptions of approximately $5,915,087.

The Company has declared monthly dividends between January 1, 2025 and April 30, 2025, aggregating a total of $ $827,566, $240,380, $280,886, $316,054, $304,606 and $28,551 Class A shares, Class AX shares, Class I shares, Class IX shares, Class P units, and Class PX units, respectively, for a total of $1,998,043.

On May 1, 2025, the Sponsor made an additional equity investment in the Company through the purchase of 261,004 Class I shares, resulting in the receipt of gross proceeds by the Company of approximately $2,670,519.

******

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2024

Description	Property Type	State	Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period(1)	Accumulated depreciation and amortization at close of current period	Date of construction	Date acquired	Life on which depreciation and amortization in latest Statement of Operations is computed
I-69 Towers II	Cell Tower	Indiana	3,707,717	-	3,707,717	(989,678)	Various	December 22, 2021	10-20 Years
Nsoro Holdings LLC	Cell Tower	Georgia	1,448,205	-	1,448,205	(356,997)	Various	March 31, 2022	10-20 Years
United Towers	Cell Tower	Kansas	1,122,599	-	1,122,599	(295,447)	Various	April 6, 2022	10-20 Years
Site Concepts	Cell Tower	Tennessee	1,974,611	-	1,974,611	(462,453)	Various	May 31, 2022	10-20 Years
Pinewood	Cell Tower	Tennessee	965,278	-	965,278	(136,517)	Various	February 23, 2023	10-20 Years
Millpark	Data Center	Missouri	20,464,767	-	20,464,767	(1,383,745)	Various	March 15, 2023	10-20 Years
Bassett	Data Center	California	13,420,200	-	13,420,200	(492,338)	Various	March 21, 2023	10-20 Years
Free Bird	Cell Tower	Tennessee	710,814	-	710,814	(80,296)	Various	May 26, 2023	10-20 Years
Foresite	Cell Tower	Arkansas	646,587	-	646,587	(69,382)	Various	June 30, 2023	10-20 Years
Ely	Cell Tower	Minnesota	963,573	8,975	972,548	(107,173)	Various	July 19, 2023	10-20 Years
Radio Fiesta	Cell Tower	Florida	1,224,532	-	1,224,532	(141,291)	Various	September 7, 2023	10-20 Years
RTC	Cell Tower	Indiana	4,995,158	44,871	5,040,029	(449,551)	Various	September 22, 2023	10-20 Years
Whip Communications	Cell Tower	Iowa	2,028,580	-	2,028,580	(158,046)	Various	January 10, 2024	10-20 Years
Trinity Park	Cell Tower	Tennessee	566,718	-	566,718	(34,965)	Various	January 17, 2024	10-20 Years
East River	Cell Tower	Ohio	713,003	-	713,003	(41,006)	Various	January 24, 2024	10-20 Years
West Maryville	Cell Tower	Tennessee	501,764	-	501,764	(31,254)	Various	January 31, 2024	10-20 Years
Oakbrook	Cell Tower	South Carolina	566,832	-	566,832	(34,024)	Various	January 31, 2024	10-20 Years
Dream Central	Cell Tower	Tennessee	569,623	-	569,623	(29,352)	Various	February 16, 2024	10-20 Years
BTO	Cell Tower	Maryland	1,588,704	-	1,588,704	(121,224)	Various	February 29, 2024	10-20 Years
Norton	Cell Tower	Tennessee	983,780	-	983,780	(54,970)	Various	April 2, 2024	10-20 Years
North Sequatchie	Cell Tower	Tennessee	622,486	-	622,486	(26,146)	Various	April 30, 2024	10-20 Years
Bluhmtown	Cell Tower	Tennessee	678,758	-	678,758	(24,383)	Various	May 31, 2024	10-20 Years
CellTex	Cell Tower	Texas	7,318,177	-	7,318,177	(331,555)	Various	July 12, 2024	10-20 Years
Adirondack	Cell Tower	New York	719,615	-	719,615	(19,080)	Various	July 31, 2024	10-20 Years
Lebanon	Cell Tower	North Carolina	661,662	-	661,662	(14,736)	Various	August 19, 2024	10-20 Years
Dry Branch Hollow	Cell Tower	Tennessee	665,061	-	665,061	(10,968)	Various	August 23, 2024	10-20 Years
Meadow Creek	Cell Tower	Tennessee	541,574	-	541,574	(9,651)	Various	August 23, 2024	10-20 Years
Sandy Springs	Cell Tower	Tennessee	624,078	-	624,078	(6,286)	Various	October 18, 2024	10-20 Years
Longview	Cell Tower	Tennessee	677,276	-	677,276	(3,618)	Various	November 27, 2024	10-20 Years
Cherokee Orchard	Cell Tower	Tennessee	834,134	-	834,134	-	Various	December 18, 2024	10-20 Years
Total real estate assets held at December 31, 2024			$72,505,866	$53,846	$72,559,712	$(5,916,132)

(1) The aggregate cost for Federal Income tax purposes is $71,403,048.

	2024	2023
Gross amount at beginning	$51,644,041	$20,210,399
Additions during period:
Acquisitions	20,861,825	43,390,909
Capital improvements	8,975	-
Rooftop easements and ground leases	44,871	-
Total additions	20,915,671	43,390,909
Deductions during period:
Cost of real estate sold or disposed	-	(11,957,267)
Total deductions	-	(11,957,267)
Balance at end	$72,559,712	$51,644,041

	2024	2023
Gross amount of accumulated depreciation at beginning	(2,469,462)	(612,256)
Additions during period:
Depreciation	(3,446,670)	(2,038,921)
Total additions	(3,446,670)	(2,038,921)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	-	181,715
Total deductions	-	181,715
Balance at end	$(5,916,132)	$(2,469,462)

(b). Exhibits:

Ex.	Description
3.1	Articles of Amendment and Restatement of StratCap Digital Infrastructure REIT, Inc., dated July 12, 2021 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.2	Articles Supplementary, dated December 3, 2021, Designating the Rights and Preferences of the 12.0% Series A Redeemable Cumulative Preferred Stock (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.3	Articles Supplementary, dated as of January 21, 2025 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.4	Articles of Amendment, dated as of December 23, 2024 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.5	Amended and Restated Bylaws of StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.1	Form of Distribution Reinvestment Plan (included as Appendix B in the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.2	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C in the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.3	Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix D in the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.1	Amended and Restated Advisory Agreement, dated August 18, 2023, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.2	First Amendment to Amended and Restated Advisory Agreement, dated October 26, 2023, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.3	Second Amendment to Amended and Restated Advisory Agreement, dated October 17, 2024 by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.4	Third Amended and Restated Limited Partnership Agreement of SWIF II Operating Partnership, LP, by and between StratCap Digital Infrastructure REIT, Inc. and StratCap Digital Infrastructure Advisors II, LLC, dated as of August 22, 2023 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.5	Expense Support Agreement, dated August 18, 2023, by and among by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.5 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement (File No. 333-284566) filed on February 10, 2025, and incorporated herein by reference)

10.6	First Amendment to Expense Support Agreement, dated October 26, 2023, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.7	Second Amendment to Expense Support Agreement, dated May 9, 2024, effective as of April 23, 2024, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.8	Form of Indemnification Agreement (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.9	Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.10	Property Management Agreement, dated January 25, 2024, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and Strategic Wireless Property Management Company, LLC (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.11	Amended and Restated Limited Liability Company Agreement of StratCap Wireless Datacom Ventures, LLC, by and between SWIF Ventures I, LLC, DataCom, LP, and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)(1)

10.12*	First Amendment to Amended and Restated Limited Liability Company Agreement of StratCap Wireless Datacom Ventures, LLC, by and between SWIF Ventures I, LLC, DataCom, LP, and StratCap Digital Infrastructure Advisors II, LLC.

10.13	Secured Revolving Loan Credit Agreement, dated as of March 15, 2023, by and among SWIF II Investment Co. Towers II, LLC, SWIF II Investment Co. Data Center, LLC and SWIF II Investment Co. Fiber, LLC, as Borrowers, StratCap Digital Infrastructure REIT, Inc., as Parent, the lenders from time to time a party thereto, and Sunflower Bank, N.A., as Administrative Agent and Sunflower Bank, N.A., as Sole Lead Arranger and Sole Book Runner (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.14	First Amendment and Joinder to Secured Revolving Loan Credit Agreement, dated as of October 7, 2024 by and among SWIF II Investment Co. Towers II, LLC, SWIF II Investment Co. Data Center, LLC, and SWIF II Investment Co. Fiber, LLC, Vogue Towers II, LLC, SWIF II Investment Co. I, LLC, Strategic Wireless Infrastructure Fund II, Inc.., the Lenders (as defined in the Credit Agreement referred to below) party hereto, and Sunflower Bank, N.A. as Administrative Agent (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.15	Limited Waiver and Second Amendment to Secured Revolving Loan Credit Agreement, dated as of November 1, 2024, by and among SWIF II Investment Co. Towers II, LLC, SWIF II Investment Co. Data Center, LLC, and SWIF II Investment Co. Fiber, LLC, Vogue Towers II, LLC, SWIF II Investment Co. I, LLC, StratCap Digital Infrastructure REIT, Inc., the Lenders (as defined in the Credit Agreement referred to below) party hereto, and Sunflower Bank, N.A. as Administrative Agent (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.16	Credit Agreement, dated as of September 10, 2024, by and among SWIF II Datacom Investment Co. Towers, LLC, SWIF II Datacom Intermediate Holdco Towers, LLC, each of the Guarantors party hereto, the lenders from time to time party hereto, and Third Coast Bank, as Administrative Agent, Swing Line Lender and L/C Issuer (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.17	First Amendment to Credit Agreement and Joinder Agreement, dated as of October 29, 2024, by and among SWIF II Datacom Investment Co. Towers, LLC, SWIF II DataCom Intermediate HoldCo Towers, LLC, the Lenders from time to time party hereto, and Third Coast Bank, as Administrative Agent for the Lenders (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.18	Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill, LLC (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.19	First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.20	Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill, LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.21	Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.22	First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.23	Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.24	Third Amendment to Purchase and Sale Agreement, dated November 30, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.25	Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.26	First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.27	Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.28	Third Amendment to Purchase and Sale Agreement, dated November 30, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.29	Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.30	First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.31	Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.32	Third Amendment to Purchase and Sale Agreement, dated November 30, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.33	Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Vision Tower, LLC (filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.34	First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Vision Tower, LLC (filed as Exhibit 10.33 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.35	Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Vision Tower, LLC (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.36	Dealer Manager Agreement, dated February 18, 2025, by and between StratCap Digital Infrastructure REIT, Inc. and StratCap Securities, LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2025, and incorporated herein by reference)

10.37	Promissory Note made by StratCap Digital Infrastructure Advisors II, LLC in favor of StratCap Digital Infrastructure REIT, Inc., dated as of February 10, 2025 (filed as Exhibit 10.35 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement (File No. 333-284566) filed on February 10, 2025, and incorporated herein by reference)

10.38	Limited Guarantee, dated as of February 10, 2025, entered into by HMC Capital Limited ABN 94 138 990 593 for the benefit of StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 10.36 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement (File No. 333-284566) filed on February 10, 2025, and incorporated herein by reference)

14.1*	Code of Business Conduct and Ethics

16.1	Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

19.1*	Insider Trading Policy (contained in Code of Business Conduct filed as Exhibit 14.1 hereto)

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

(1)	Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut on May 8, 2025.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

By:	/s/ James Condon
James Condon

President and Chairman of the Board of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James Condon	President and Chairman of the Board of Directors	May 8, 2025
James Condon	(Principal Executive Officer)

/s/ Abarna Meecham	Interim Chief Financial Officer, Treasurer and Secretary	May 8, 2025
Abarna Meecham	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Green	Director	May 8, 2025
Daniel Green

/s/ Kathleen Mitchell	Director	May 8, 2025
Kathleen Mitchell

/s/ Jeffrey Hersh	Director	May 8, 2025
Jeffrey Hersh

/s/ Kimberly Arth	Director	May 8, 2025
Kimberly Arth

/s/ Isiah Thomas	Director	May 8, 2025
Isiah Thomas

/s/ Simon Mitchell	Director	May 8, 2025
Simon Mitchell

/s/ Andrew Selim	Director	May 8, 2025
Andrew Selim

/s/ Adam Baxter	Director	May 8, 2025
Adam Baxter