Form 10-Q
period 2025-03-31
StratCap Digital Infrastructure REIT, Inc.
filed 2025-05-15
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b)  of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2025, the registrant had the following shares outstanding: 4,806,182 outstanding shares of Class A common stock, 1,443,176 outstanding shares of Class AX common stock, 1,988,836 outstanding shares of Class I common stock, and 1,889,714 outstanding shares of Class IX common stock and 9,443 outstanding shares of Class T common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$4,597,248	$2,512,642
Due from affiliates	193,492	257,096
Tenant and other receivables	588,952	418,375
Prepaid and other assets - net	9,139,577	7,353,470
Property and equipment - net	41,405,238	40,789,470
Intangible assets - net	26,368,300	26,735,234
Ground lease right of use assets - net	2,471,963	2,422,985
Investment in Datacom Joint Venture	38,683,170	40,122,786
TOTAL ASSETS	$123,447,940	$120,612,058
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$2,183,973	$1,519,975
Redemptions payable	1,801,599	764,712
Due to affiliates	1,314,664	784,836
Distributions payable	554,746	548,514
Deferred rental revenue	55,263	15,098
Asset retirement obligations - net	1,942,731	1,866,090
Lease liabilities - net	2,516,061	2,458,799
Intangible liabilities - net	818,187	881,124
Loan payable	34,840,795	29,335,000
Interest expense payable	122,934	91,287
Performance participation allocation payable to affiliate	1,113,218	948,118
Total liabilities	47,264,171	39,213,553
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY:
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock — Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 4,901,480 and 4,990,586 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	49,015	49,906
Common stock – Class AX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,440,962 and 1,423,800 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14,410	14,238
Common stock – Class D shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock – Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock – Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 1,745,553 and 1,828,031 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	17,456	18,283
Common stock – Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,900,370 and 1,934,499 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	19,004	19,345
Additional paid-in-capital	95,761,929	97,708,275
Accumulated deficit and cumulative distributions	(32,524,981)	(28,660,011)
Total shareholders’ equity	63,336,833	69,150,036
Non-controlling interests - SWIF II OP	12,846,936	12,248,469
Total Equity	76,183,769	81,398,505
TOTAL LIABILITIES AND EQUITY	$123,447,940	$120,612,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES - Rental revenues	$1,061,284	$909,420
Total revenues	1,061,284	909,420
EXPENSES:
Property operating expenses	181,645	142,848
General and administrative	255,010	1,122,666
Asset management fees	367,487	354,458
Depreciation and amortization	1,085,593	745,632
Accretion expense	23,709	13,443
Performance participation allocation	165,100	—
Total expenses	2,078,544	2,379,047
OTHER INCOME (LOSS):
Interest expense	(500,773)	(361,911)
Interest income	1,771	122,645
Total other loss	$(499,002)	$(239,266)
LOSS ON INVESTMENT IN DATACOM JOINT VENTURE	(1,439,616)	(583,834)
NET LOSS	$(2,955,878)	$(2,292,727)
Net Loss Allocated to Non-controlling Interest – SWIF II OP units	$(443,379)	$(325,726)
Net Loss Attributable to Controlling Interest shareholders	$(2,512,499)	$(1,967,001)
Basic and Diluted loss per class A, AX, I, and IX shares	$(0.25)	$(0.20)
Basic and Diluted weighted average class A, AX, I and IX shares outstanding	10,179,347	10,066,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Shareholders’ Equity										Non-controlling Interests
									Accumulated
	Class A	Class AX	Class I	Class IX	Class D	Class DX		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- December 31, 2024	4,990,586	1,423,800	1,828,031	1,934,499	—	—	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505
Common shares issued (Proceeds net of $5,653 in receivables and $158,936 of offering costs)	114,471	1,416	8,992	26,526	—	—	1,514	1,554,278	—	1,555,792	—	—	—	1,555,792
Common units issued (Proceeds net of $26,764 of offering costs)	—	—	—	—	—	—	—	—	—	—	129,854	—	1,325,736	1,325,736
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	—	—	(1,352,471)	(1,352,471)	—	—	(256,951)	(1,609,422)
Distribution reinvestment	—	18,507	—	24,479	—	—	432	441,198	—	441,630	—	2,433	25,088	466,718
Redemptions of common shares and common units	(203,577)	(2,761)	(91,470)	(85,404)	—	—	(3,833)	(3,941,822)	—	(3,945,655)	(5,000)	—	(52,027)	(3,997,682)
Net Loss	—	—	—	—	—	—	—	—	(2,512,499)	(2,512,499)	—	—	(443,379)	(2,955,878)
BALANCE- March 31, 2025	4,901,480	1,440,962	1,745,553	1,900,100	—	—	$99,885	$95,761,929	$(32,524,981)	$63,336,833	1,720,540	208,806	$12,846,936	$76,183,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Shareholders’ Equity										Non-controlling Interests
									Accumulated
	Class A	Class AX	Class I	Class IX	Class D	Class DX		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- December 31, 2023	4,710,257	1,316,975	1,726,264	1,659,843	—	—	$94,134	$90,638,994	$(13,291,662)	$77,441,466	1,651,698	249,337	$16,065,551	$93,507,017
Common shares issued (Proceeds net of $288,413 of offering costs)	532,497	145,955	249,507	161,304	—	—	10,894	11,081,582	—	11,092,476	—	—	—	11,092,476
Common units issued (Proceeds net of $18,189 of offering costs)	—	—	—	—	—	—	—	—	—	—	80,992	—	806,510	806,510
Preferred shares redeemed	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	—	—	(1,352,791)	(1,352,791)	—	—	(252,620)	(1,605,411)
Distribution reinvestment	—	18,073	—	22,026	—	—	401	407,400	—	407,801	—	3,182	32,330	440,131
Redemptions of common shares and common units	(85,955)	(860)	(118)	(82,356)	—	—	(1,710)	(1,745,518)	—	(1,747,228)	(117,633)	(20,849)	(1,409,629)	(3,156,857)
Net Loss	—	—	—	—	—	—	—	—	(1,967,001)	(1,967,001)	—	—	(325,726)	(2,292,727)
BALANCE- March 31, 2024	5,156,799	1,480,143	1,975,653	1,760,817	—	—	$103,719	$100,382,458	$(16,611,454)	$83,874,723	1,615,057	231,670	$14,916,416	$98,791,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,955,878)	$(2,292,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on investments	1,439,616	583,834
Depreciation and amortization	1,085,593	745,632
Asset retirement obligation - accretion expense	23,709	13,443
Amortization of deferred financing costs	21,693	15,957
Straight-line rental income	(50,384)	(51,801)
Non-cash lease expense	44,105	30,922
Above market lease amortization	15,711	15,711
Below market lease amortization	(62,937)	(62,937)
Changes in operating assets and liabilities:
Tenant and other receivables	(120,193)	18,859
Due from affiliates	111,994	826,960
Prepaid and other assets - net	27,957	(40,790)
Accounts payable and accrued liabilities	(149,842)	(312,299)
Deferred rental revenue	40,169	2,489
Due to affiliates	529,828	202,174
Lease liabilities - net	(35,821)	(24,497)
Interest expense payable	31,648	5,567
Performance participation allocation payable	165,100	(1,192,205)
Net cash provided by (used in) operating activities	162,068	(1,515,708)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Asset acquisitions	(616,890)	(4,859,146)
Capital contributions to Datacom Joint Venture	—	(2,617,300)
Prepaid acquisition costs	(1,575,426)	(703,717)
Net cash used in investing activities	(2,192,316)	(8,180,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	5,505,795	—
Proceeds from issuance of common shares	1,667,853	11,122,198
Redemptions paid to common shareholders	(2,964,918)	(1,438,563)
Offering costs for issuance of common shares	(158,936)	(214,981)
Deferred offering costs	(126,809)	(198,026)
Dividends and distributions paid to common shares	(908,585)	(902,113)
Proceeds from issuance of non-controlling interest - SWIF II OP common units	1,352,500	825,000
Redemptions paid to non-controlling interest - SWIF II OP common units	—	(849,583)
Offering costs for issuance of non-controlling interest - SWIF II OP common units	(26,764)	(18,202)
Dividends and distributions paid to non-controlling interest - SWIF II OP common units	(225,282)	(221,141)

Net cash provided by financing activities	4,114,854	8,104,589

NET INCREASE (DECREASE) IN CASH	2,084,606	(1,591,282)
CASH AND CASH EQUIVALENTS - Beginning of period	2,512,642	14,697,790
CASH AND CASH EQUIVALENTS - End of period	$4,597,248	$13,106,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$447,432	$340,387
Cash paid for operating leases	79,781	51,492

NONCASH INVESTING AND FINANCING ACTIVITIES:
Ground lease right of use assets obtained in exchange for operating lease liabilities	$93,083	$640,708
Dividends and distributions reinvested	469,240	429,782
Distributions payable to common shareholders	466,033	471,297
Offering costs included in due to affiliates	—	73,419
Deferred offering costs included in accounts payable and accrued liabilities	813,838	169,964
Receivable from affiliates	48,390	269,285
Addition of asset retirement obligations in relation to acquisitions	52,931	257,476
Distributions payable to non-controlling interest - SWIF II OP common units	88,713	86,211
Redemptions payable	1,801,598	868,709
Prepaid acquisition costs applied to current period acquisitions	679,961	1,463,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

1.	ORGANIZATION AND BUSINESS OPERATIONS

StratCap Digital Infrastructure REIT, Inc. (the “Company”) is a Maryland corporation formed on April 7, 2021 (inception) and qualifies as a real estate investment trust (“REIT”) for US federal income tax purposes. The Company is the sole general partner and majority limited partner of SWIF II Operating Partnership, LP (“SWIF II OP”), a Delaware limited partnership formed on May 28, 2021. Substantially all of the Company’s business is conducted through SWIF II OP. On October 10, 2024, the Company changed its name from Strategic Wireless Infrastructure Fund II, Inc. to StratCap Digital Infrastructure REIT, Inc. The Company has elected to be taxed as a REIT for US federal income tax purposes beginning with the taxable year ended December 31, 2021.

The Company intends to acquire and/or establish, operate, manage and lease digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments and (4) fiber networks. Data centers may include wholesale, enterprise, co-location, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences or other data centers. To a lesser extent, the Company may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, and other digital infrastructure real estate assets that the Company’s management believes provides an opportunity for income and/or growth. The Company and SWIF II OP are externally managed by StratCap Digital Infrastructure Advisors II, LLC (f/k/a Strategic Wireless Infrastructure Fund Advisors, LLC), a Delaware limited liability company (the “Advisor”). The Advisor is an affiliate of StratCap Investment Management, LLC (f/k/a Strategic Capital Fund Management, LLC,), a Delaware limited liability company (the “Sponsor”). The Sponsor is indirectly owned by HMC USA Holdings LLC (“HMC”), a subsidiary of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital Limited”). The Sponsor holds a $2,870,519 investment in the Company through purchases of approximately 20,000 Class IX and 261,004 Class I shares at $10.00 and $10.23 per share, respectively, as of May 15, 2025.

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

On February 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration of common stock for its initial public offering. The Company registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering and up to $75 million in shares under its distribution reinvestment plan (together, the “Public Offering”). The Company is offering any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares with a dollar value up to the maximum offering amount. The offering price per share for each class of the Company’s common stock sold in the Public Offering varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, and subject to ongoing stockholder servicing fees. As of the May 15, 2025, we had accepted investors’ subscriptions for and issued approximately 9,443 Class T shares and 280,552 Class I shares, including the purchase of 261,004 Class I shares by our Sponsor, resulting in receipt of total gross proceeds of approximately $2,970,519 pursuant to the Public Offering.

Prior to the effectiveness of the Public Offering, the Company discontinued its private offering of common shares consisting of Class A, Class AX, Class D, Class DX, Class I and Class IX shares of common stock and discontinued its private offering operating partnership units (“OP units”) of SWIF II OP, consisting of Class P OP Units and Class PX OP units. The Class P OP units and Class PX OP units remain exchangeable on a one - for - one basis, in certain circumstances, into Class I shares and Class IX shares of the Company at the election of the unit holders.

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

The summary of significant accounting policies presented below is designed to assist in understanding the consolidated financial statements and the accompanying notes. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its consolidated wholly owned subsidiaries.

All intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (1) the power to direct the most significant activities impacting the economic performance of the VIE and (2) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.

SWIF II OP is a VIE and a consolidated subsidiary of the Company. As of March 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $119.2 million and $46.5 million, respectively, and as of December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs were $119.3 million and $36.7 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

Due from Affiliates — The balance includes reimbursable acquisition related costs of $193,492 paid by the Company on behalf of Stratcap Wireless Datacom Ventures, LLC (the “Datacom Joint Venture”) as of March 31, 2025. Due from affiliates balance primarily includes reimbursable acquisition related costs of $224,723 paid by the Company on behalf of the Datacom Joint Venture as of December 31, 2024.

Prepaid and Other Assets — net — Prepaid and Other Assets — net primarily includes deferred transaction and acquisition costs associated with due diligence and other pre-acquisition related activities that have been incurred relating to pending acquisitions that had not yet settled as of the reporting date. Deferred offering costs were $3,132,262 and $2,191,615 as of March 31, 2025 and December 31, 2024, respectively, and will be charged against the offering proceeds within stockholder’s equity upon commencement of the sale of shares in the Public Offering. Deferred acquisition costs and deposits were $5,659,809 and $4,764,345 as of March 31, 2025 and December 31, 2024, respectively. Other assets also includes deferred loan costs associated with the Company’s revolving line of credit of $253,092 and $274,785, net amortization of $142,538 and $120,843, as of March 31, 2025 and December 31, 2024, respectively. Other prepaid expenses include insurance and ground rents.

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

The Company records the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to ground leases, easements and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of the communications infrastructure resides. In determining the fair value of these asset retirement obligations, the Company must make several subjective and highly judgmental estimates, such as those related to (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the towers or small cells or remediate the land.

Property and Equipment — net — Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment include land and perpetual easements for land, which have no definite life. When the Company purchases perpetual easements as part of overall acquisitions, the Company allocates a portion of the purchase price to the land easement. Depreciation of cell tower communications infrastructure is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions, renewals and improvements are capitalized, while routine maintenance and repairs are expensed. Depreciation of building and site improvements for data centers is over the estimated useful lives ranging from 35 to 44 years for building and 12 to 14 years for site improvements.

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When an asset to be held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, geographic location, lease-up potential and expected timing of lease-up, demand for wireless communication infrastructure, estimates regarding tenant cancellations and renewals of tenant contracts, and estimated additions of new equipment. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated by the Company may not be achieved and the Company may be required to recognize future impairment losses on its long-lived assets. During the three months ended March 31, 2025 and the three months ended March 31 2024, the Company determined that no impairment charges were necessary.

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

The useful life of the intangible assets is limited by the maximum depreciable life of the communications infrastructure (15 to 20 years), as a result of the interdependency of the communications infrastructure and site rental leases. For all intangible assets, amortization is provided using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

Asset Retirement Obligations — net — Pursuant to its ground lease, easement and leased facility agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the space upon which certain of its communications infrastructure resides. Asset retirement obligations are included in “Asset retirement obligations – net” in the Company’s consolidated balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in “accretion expense” in the Company’s consolidated statements of operations. The associated asset retirement costs are initially included in “Property and equipment – net” in the consolidated balance sheets, capitalized as an additional carrying amount of the related long-lived asset, and depreciated over the useful life of such asset.

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

Revenue Recognition — Lease rental revenues, which are recognized on a ratable basis over the fixed, noncancelable term of the relevant tenant contract, generally ranging from 5 to 15 years for site rental revenues derived from tenants. Certain tenant contracts contain (1) fixed escalation clauses (such as fixed- dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant’s option and (3) only limited termination rights at the applicable tenant’s option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, noncancelable term of the tenant contract’s current term. To the extent the Company acquires above- or below- market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example, with respect to small cells and fiber), the Company records the fair value as deferred credits or debits and amortizes such deferred credits or debits to site rental revenues over their estimated lease term.

Since the Company recognizes revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight-line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $50,384 and $51,801 for the three months ended March 31, 2025 and 2024, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

The Company’s cell tower lease terms generally allow for only limited expense reimbursements on a pro-rata basis for property related expenses above base year expense amounts. Under the terms of data center leases, the majority of the Company’s rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from tenants. The Company records amounts reimbursable by tenants as revenue in the period the applicable expenses are incurred, which is generally on a ratable basis throughout the term of the lease. The Company accounts for and presents rental revenue and tenant recoveries as a single component under rental revenues as the timing of recognition is the same, the pattern with which the transfer the right of use of the property and related services to the lessee are both on a straight-line basis and its leases qualify as operating leases.

The Company may have multiple performance obligations for site development services, which primarily include: structural analysis, zoning, permitting, and construction drawings. For each of the above performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated stand-alone selling price.

Stock-Based Compensation — The Company applies ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for its stock compensation pursuant to the 2021 Equity Incentive Plan, using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognition of compensation expense on a straight-line basis over the requisite service period of the awards. Forfeitures of stock based awards are recognized as an adjustment to compensation expense as they occur. Awards granted under the Equity Incentive Plan may include restricted stock or units issued to executive officers, in addition to restricted stock issued to directors.

Pursuant to the Equity Incentive Plan, during the three months ended March 31, 2025, the Company granted 19,265 shares of restricted stock to Directors of the Company that vest over a period of up to one year from the date grant. There were no stock awards issued during the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, the Company recognized stock compensation expense related to awards granted of $24,650 and $0, respectively. Such expense was based on the grant date fair value for time-based awards that are probable of vesting, which fair value calculation used the most recently disclosed NAV per share offering price at the time of grant. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

Earnings per Share — Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. The Company considers the effect of other potentially dilutive securities, including the OP Units, which may be redeemed for shares of the Company’s common stock under certain circumstances, and include them in the Company’s computation of diluted EPS under the if-converted method when their inclusion is dilutive. The Company did not have any stock-based compensation awards or other potentially dilutive securities during the three months ended March 31, 2024, and such awards were not dilutive for the three months ended March 31, 2025.

Tenant and other receivables and Allowance for Uncollectible Accounts — Management reviews rents receivable on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or records a direct write-off of the specific rents receivable. The allowance for uncollectible accounts was $0 as of March 31, 2025 and December 31, 2024.

Deferred Financing Costs — Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis, which approximates the effective interest rate method, over the contractual terms of the respective financings. As of March 31, 2025 and December 31, 2024, the Company had $253,092 and $274,785 of deferred financing costs included in “Prepaid and other assets — net” in the accompanying consolidated balance sheet, respectively. For the three months ended March 31, 2025 and 2024, $21,693 and $15,971, respectively, of deferred financing costs were amortized and included in interest expense in the accompanying consolidated statement of operations.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2025 or December 31, 2024.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks — As of March 31, 2025 and December 31, 2024, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

For the three months ended March 31, 2025, the Company owned cell towers located in Indiana, Tennessee and Texas that account for approximately 22.34%, 30.68% and 16.67%, respectively, of total rental revenue. For the three months ended March 31, 2024, the Company owned cell towers located Indiana and Tennessee that account for approximately 35.93% and 22.16%, respectively, of total rental revenue.

For the three months ended March 31, 2025, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 62.63% and 28.09%, respectively, of total cell tower rental revenue. For the three months ended March 31, 2024, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 61.31% and 30.17%, respectively, of total cell tower rental revenue.

The Company owned data centers located in Missouri and California that account for approximately 62.83% and 37.17%, respectively, of total data center rental revenue for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company owned data centers located in Missouri and California that accounted for approximately 62.22% and 37.78%, respectively of total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.15%, 22.68% and 37.17%, respectively, of total data center rental revenue for the three months ended March 31, 2025. Data center leases with tenants under common control of TierPoint, Wesco, and AT&T Inc. and its subsidiaries accounted for approximately 39.74%, 22.48%, and 37.78%, respectively, of total data center rental revenue for the three months ended March 31, 2024.

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

Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Company during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Partnership during the period. The Company’s ownership interest in SWIF II OP was 83.8% and 85% as of March 31, 2025 and December 31, 2024, respectively.

Income Taxes — As discussed in Note 1, the Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its taxable year ended December 31, 2021. The Company generally must distribute annually at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain. Assuming the Company’s distributions equal or exceed the Company’s taxable net income, the Company generally will not be required to pay federal corporate income taxes on such income. The Company must also meet certain other organizational and operational requirements. If such requirements are not met, its income could be taxable at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

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

Recent Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statement disclosures beginning with the Company’s December 31, 2027 annual reporting period.

3.	ASSET ACQUISITIONS

The following table summarizes the asset acquisitions for the three months ended March 31, 2025:

						Asset
			Number of Properties	Total Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Cell Towers:
Plada Heights	Tennessee	January 22, 2025	1	$623,495	$—	$31,341
Lemont Lane	Tennessee	February 5, 2025	1	673,356	93,083	21,591
Total asset acquisitions for the three months ended March 31, 2025:			2	$1,296,851	$93,083	$52,932

The following table summarizes the asset acquisitions for the three months ended March 31, 2024:

						Asset
			Number of Properties	Total Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Cell Towers:
Whip Communications	Iowa	January 10, 2024	2	$1,966,205	$156,489	$62,375
East River	Ohio	January 24, 2024	1	677,954	—	35,049
BTO	Maryland	February 29, 2024	1	1,542,835	114,329	45,869
Trinity Park	Tennessee	January 17, 2024	1	537,500	86,942	29,218
West Maryville	Tennessee	January 31, 2024	1	473,894	115,861	27,870
Oakbrook	South Carolina	January 31, 2024	1	538,962	127,737	27,870
Dream Central	Tennessee	February 16, 2024	1	540,398	117,318	29,225
Total asset acquisitions for the three months ended March 31, 2024:			8	$6,277,748	$718,676	$257,476
(1)	Includes capitalized acquisition-related costs.

(2)	Right-of-use assets were obtained in exchange for the assumption of operating lease liabilities of the same values as part of the asset acquisitions.
(3)	Asset retirement obligations were assessed as part of the asset acquisitions.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements from the date of acquisition. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates as of March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Assets:
Cell towers	$885,963	$3,687,127
Land	89,563	—
Building	—	—
Site Improvements	—	—
Contract rights and tenant relationships	110,618	1,398,390
Network location & capacity	263,639	1,340,380
Rooftop easements and ground easements	—	109,327
Above market leases	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	93,083	718,676
Total assets acquired	1,442,866	7,253,900
Liabilities:
Asset Retirement Obligation	52,932	257,476
Ground lease liability	93,083	718,676
Below market leases	—	—
Total liabilities assumed	146,015	976,152
Total Purchase Price	$1,296,851	$6,277,748

4.	PROPERTY AND EQUIPMENT – NET

Property and equipment – net consist of the following as of March 31, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	March 31, 2025	December 31, 2024
Land	—	$3,970,950	$3,881,414
Cell towers	20	15,310,229	14,424,240
Building	35-44	22,871,656	22,871,656
Site Improvements	12-14	1,615,557	1,624,532
Total property and equipment		43,768,392	42,801,842
Less accumulated depreciation		(2,363,154)	(2,012,372)
Total property and equipment - net		$41,405,238	$40,789,470

Depreciation expense was $350,782 and $256,493 for the three months ended March 31, 2025 and 2024, respectively.

5.	INTANGIBLE ASSETS – NET

Intangible assets – net consist of the following as of March 31, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	March 31, 2025	December 31, 2024
Contract rights and tenant relationships	10 -13	$19,294,645	$19,184,027
Network location & capacity	10	10,230,642	9,967,003
Rooftop easements and ground easements	20	1,122,034	1,122,033
Above market leases	13	806,494	806,494
Total intangible assets		31,453,815	31,079,557
Less accumulated amortization		(5,085,515)	(4,344,323)
Total intangible assets - net		$26,368,300	$26,735,234

Amortization expense was $725,450 and $465,104 for the three months ended March 31, 2025, and 2024, respectively. Above market lease amortization of $15,742 and $15,742 was included as an adjustment to rental revenues in the consolidated statement of operations for the three months ended March 31, 2025, and 2024, respectively.

The following table represents the weighted average remaining useful lives of the intangible assets as of March 31, 2025, and March 31, 2024:

Weighted-Average Remaining Life (Years)	March 31, 2025	March 31, 2024
Contract rights and tenant relationships	9	10
Network location & capacity	8	9
Rooftop easements and ground easements	19	19
Above market lease	11	12

The following sets forth future annual amortization for acquisition-related intangibles for the next five years ended December 31 and thereafter:

Years ending December 31:
Remainder of 2025	$2,232,929
2026	2,977,238
2027	2,977,238
2028	2,977,238
2029	2,977,238
Thereafter	12,226,419
Total	$26,368,300

6.	INTANGIBLE LIABILITIES – NET

Intangible liabilities – net consisted of the following as of March 31, 2025, and December 31, 2024:

	Estimated Useful Life (in years)	March 31, 2025	December 31, 2024
Below market leases	5	$1,321,687	$1,321,686
Total intangible liabilities		1,321,687	1,321,686
Less accumulated accretion		(503,500)	(440,562)
Total intangible liabilities - net		$818,187	$881,124

Amortization recorded on the lease intangible liabilities for the three months ended March 31, 2025, and 2024 was $62,937 and $62,937, respectively. The amount of amortization was recorded as an increase to rental revenue in the Company’s consolidated statements of operations.

The following table represents the weighted average remaining useful lives of the intangible liabilities as of March 31, 2025, and March 31, 2024:

Weighted-Average Remaining Life (Years)	March 31, 2025	March 31, 2024
Below market lease	3	4

The following sets forth future annual amortization for intangible liabilities for the next five years ended December 31:

Years ending December 31:
Remainder of 2025	$188,812
2026	251,750
2027	251,750
2028	125,875
2029	—
Thereafter	—
Total	$818,187

7.	LOAN PAYABLE

On March 15, 2023, the Company entered into a credit agreement (the “Revolving Facility”) pursuant to which the Company may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Revolving Facility is March 15, 2028. The Revolving Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Secured Overnight Financing Rate (“SOFR”) for a one-month term in effect on such date plus 0.25% (“Term SOFR”) and (ii) the “Maximum Rate” as defined in the agreement as the maximum interest rate allowed under New York Law. The Revolving Facility’s SOFR rate loans shall bear interest in the lesser of  (i) 2.75% plus Term SOFR for the Interest Period therefore and (ii) the Maximum Rate.

On July 11, 2024, the Company drew down $8,000,000 for the acquisition of a cell tower portfolio located in Texas and potential future acquisitions. On August 16, 2024, the Company drew down $650,000 for the acquisition of a cell tower portfolio located in North Carolina. On October 14, 2024, the Company drew down $1,445,000 for the payment of the Dry Branch, Sandy Springs, Longview and Plada Heights development invoices. On December 5, 2024, the Company drew down $2,215,000 for the debt funding re-imbursement regarding prepaid development expenses. On December 18, 2024, the Company drew down $375,000 for the acquisition of Cherokee Orchard. On January 21, 2025, the Company drew down $2,190,000 to fund future development costs. On March 31, 2025, the Company drew down $3,315,795 to fund future development costs. As of March 31, 2025, and December 31, 2024, the outstanding loan payable balance was $34,840,795 and $29,335,000, respectively.

The Revolving Facility requires the Company to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) to be less than 1.10 to 1.00; and (4) the loan to value ratio to be greater than 70%. The Company is in compliance with these financial covenants as of March 31, 2025.

As of March 31, 2025, the carrying value of the Company’s loan payable carrying value approximates its fair value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreement and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3.

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

	March 31, 2025	December 31, 2024
Beginning balance	$1,866,090	$1,133,154
Additions	52,932	660,142
Dispositions	—	—
Accretion expense	23,709	72,794
Ending balance	$1,942,731	$1,866,090

As of March 31, 2025, the estimated undiscounted future cash outlay for asset retirement obligations was $11,016,972.

9.	EQUITY (DEFICIT)

Authorized Shares and Units — As of March 31, 2025, the Company has authority under its Articles of Amendment and Restatement dated July 12, 2021(as amended and/or supplemented, the “Charter”) to issue Series A preferred shares and shares of common stock consisting of Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S and Class T shares. The Company also has authority pursuant to the Third Amended and Restated Limited Partnership Agreement of SWIF II OP dated as of August 22, 2023 (as amended, the “LPA”) to issue SWIF II OP Units (See further discussion under “SWIF II OP Limited Partnership Units” below).

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

SWIF II OP Limited Partnership Units — Limited partnership units represent an interest as a limited partner in SWIF II OP. Limited partners of any class do not have the right to participate in the management of SWIF II OP. Limited partners of any class who do not participate in the management of SWIF II OP, by virtue of their status as limited partners, generally are not liable for the debts and liabilities of SWIF II OP beyond the amount of their capital contributions. The voting rights of the limited partners of any class are generally limited to approval of specific types of amendments to the Limited Partnership Agreement (“LPA”)

Limited partnership interests in SWIF II OP, other than the special limited partner interest and general partner interest, are currently divided into eight classes: (1) Class A OP units, (2) Class AX OP units, (3) Class D OP units, (4) Class DX OP units, (5) Class I OP units, (6) Class IX OP units, (7) Class P OP units, and (8) Class PX OP units.

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

As of March 31, 2025, the Company had authority to issue 601,929,346 SWIF II OP units, consisting of the following:

	Number of SWIF II	Number of SWIF II
Classification	OP Units Issued	OP Units Outstanding	Par Value
Class A OP Units	100,000,000	4,901,480	0.01
Class AX OP Units	100,000,000	1,440,962	0.01
Class D OP Units	100,000,000	—	0.01
Class DX OP Units	100,000,000	—	0.01
Class I OP Units	100,000,000	1,745,553	0.01
Class IX OP Units	100,000,000	1,900,100	0.01
Class P OP Units	1,720,540	1,720,540	0.01
Class PX OP Units	208,806	208,806	0.01
Total	601,929,346	11,917,441

Dividends and Distributions — The Board may, from time to time, authorize the Company to declare and pay to stockholders such dividends or other distributions in cash or other assets of the Company or in securities of the Company, including in shares of one class payable to holders of shares of another class, or from any other source as the Board in its sole and absolute discretion shall determine. The Board shall endeavor to authorize the Company to declare and pay such dividends and other distributions as shall be necessary for the Company to qualify as a REIT under the Code; provided, however, stockholders shall have no right to any dividend or other distribution, unless and until authorized by the Board and declared by the Company. For the three months ended March 31, 2025, dividends of $669,175, $1,094, $239,871, $1,069, $229,260 and $2,579 were declared and distributed for Class A shares, Class AX shares, Class I shares, Class IX shares, Class P OP units, and Class PX OP units, respectively, for a total of $1,143,048. For the three months ended March 31, 2024, dividends of $678,558, $876, $252,496, $1,353, $219,716 and $898 were declared and distributed for Class A shares, Class AX shares, Class I shares, Class IX shares, Class P OP units, and Class PX OP units, respectively, for a total of $1,153,897.

Dividend and Distribution Reinvestment  — Distributions to holders of Class AX shares, Class DX shares, Class IX shares, and Class PX OP units shall be deemed distributed and then invested in additional shares of the same class at the applicable purchase price per share, net of any selling commissions and/or dealer manager fees associated with the applicable class. For the three months ended March 31, 2025, $186,875 in Class AX shares, $254,731 in Class IX shares, and $25,112 in Class PX OP units, for a total of $466,718, in distributions have been reinvested as additional shares of the same class at the applicable purchase price per share. For the three months ended March 31, 2024, $183,707 in Class AX shares, $224,094 in Class IX shares, and $32,330 in Class PX OP units, for a total of $440,131, in distributions have been reinvested as additional shares of the same class at the applicable purchase price per share.

Share Repurchase Program — In the Company’s perpetual life structure, an investor may request that the Company repurchase his or her shares on a monthly basis under the Company’s repurchase program, but the Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the Company’s discretion. The Board authorized the commencement of the Company’s share repurchase program on September 1, 2023, and authorized the Company to repurchase Class A, Class AX, Class I, and Class IX shares at the applicable price per share in accordance with the terms of the share repurchase program. The Board authorized the commencement of the OP Unit repurchase program on September 1, 2023, and authorized the Company to repurchase Class P OP and Class PX OP units at the applicable price per share in accordance with the terms of the OP Unit repurchase program. As of March 31, 2025, $1,116,070 in Class A shares, $28,455 in Class AX shares, $341,684 in Class I shares, $263,363 in Class IX and $52,027 in Class P OP Units are presented as redemptions payable on the Company’s balance sheet, for a total of $1,801,599. As of December 31, 2024, $197,567 in Class A shares, $286,345 in Class I shares and $280,800 in Class IX shares are presented as redemptions payable on the Company’s balance sheet, for a total of $764,712.

Suspension of Offering of Class D Shares and Class DX Shares — The Board approved to suspend offering Class D and Class DX shares in its private offering, effective on the close of business of August 22, 2023.

Determination of Public Offering Share Purchase Prices — The Board approves a NAV per share for each class of common stock and class of OP Units with outstanding shares or units each 30-day period from December 2024 consistent with the Audit Committee’s determination. In the Public Offering, each class of common stock will be sold at the “transaction price”, which generally will equal the NAV per share of each class of common stock, plus applicable upfront selling commissions and dealer manager fees. In connection with the March 2025 NAV determination, the offering prices for each class of shares in the Public Offering were $10.5898 per Class T share, $10.5898 per Class S share, $10.3852 per Class D share and $10.2317 per Class I share.

10.INVESTMENT IN DATACOM JOINT VENTURE

Datacom Joint Venture is a Delaware limited liability company established as a joint venture on December 8, 2022. The Datacom Joint Venture was entered into by SWIF II Ventures I, LLC, a wholly owned subsidiary of the Company, and DataCom, LP. The Company accounts for its 51% ownership interest in the Datacom Joint Venture as an equity method investment as the Datacom Joint Venture is under shared control among the two Datacom Joint Venture partners. The Company does not consolidate the Datacom Joint Venture as it does not have the power to direct the activities that most significantly impact Datacom Joint Venture’s economic performance. The Company considered acquisition, disposition, major operating and capital raising and allocation decisions as activities that primarily impact the economic results of the Datacom Joint Venture.

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

The following table summarizes the statements of operations of the Datacom Joint Venture for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024

Rental revenues	$1,335,850	$995,973
Rental operating and other expenses	(979,476)	(355,322)
Management fees payable to affiliate	(174,328)	(55,117)
Depreciation and amortization	(2,479,803)	(1,734,826)
Interest Expenses	(582,450)	—
Net loss of Datacom Joint Venture	$(2,880,207)	$(1,149,292)
The Company’s allocated loss from Datacom Joint Venture	$(1,439,616)	$(583,834)

The following table summarizes the balance sheets of the Datacom Joint Venture as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets
Property and equipment, net	$50,608,438	$51,256,072
Intangible assets, net	59,838,868	61,570,267
Other assets, net	13,122,817	12,972,693
Total assets	$123,570,123	$125,799,032

Liabilities and members’ capital
Accounts payable and accrued liabilities	$521,783	$781,914
Due to affiliates	108,345	193,014
Acquisition, asset and property management fees payable	927,882	753,555
Loan payable, net	33,075,410	32,375,896
Other liabilities, net	13,858,509	13,780,190
Members’ capital	75,078,194	77,914,463
Total liabilities and members’ capital	$123,570,123	$125,799,032
The Company’s investment in Datacom Joint Venture	$38,683,170	$40,122,786

During the three months ended March 31, 2025, no member capital contributions were made in the Datacom Joint Venture. For the three months ended March 31, 2024, the Datacom Joint Venture had member capital contributions of $5,600,660 of which the Company contributed $2,617,300.

11.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership — The Sponsor holds a $2,870,519 investment in the Company through purchases of approximately 20,000 Class IX and 261,004 Class I shares at $10.00 and $10.23 per share, respectively, as of the date of this Quarterly Report.

Related-Party Transactions — The following details the amounts incurred related to the Company’s Advisor (“SWIFA”) and affiliates, including SCD, and the Sponsor, for the three months ended March 31, 2025, and 2024; as well as amounts payable as of March 31, 2025 and December 31, 2024:

		Three months ended March 31,
		2025	2024
Fees	Entity	Incurred	Incurred
Offering Costs	SCD	$1,105,939	$488,420
Selling commissions, dealer manager, and stockholder servicing fees	SCD	20,409	186,172
Asset management fees	SWIFA	367,487	354,458
Operating expense reimbursement	SWIFA	—	830,696
Total		$1,493,835	$1,859,746

		March 31, 2025	December 31, 2024
Fees	Entity	Payable	Payable
Offering Costs	SCD	$145,186	$142,606
Selling commissions, dealer manager, and stockholder servicing fees	SCD	—	—
Asset management fees	SWIFA	886,398	518,910
Operating expense reimbursement and other payables	SWIFA	283,080	43,000
Total		$1,314,664	$704,516

Organization and Offering Fees — The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees, and other organization and offering expenses to exceed 15% of the gross proceeds of each of the Company’s offerings as of the termination of each offering. For the three months ended March 31, 2025 and 2024, the Company incurred approximately $1,105,939 and $488,420, respectively, in offering costs to related parties. To date, the Company has accumulated $9,518,452 and $8,392,106 as of March 31, 2025 and December 31, 2024, respectively, of organization and offering expenses inception to date. Offering costs are charged to equity as incurred. (See “Contingent Promissory Note” discussion below).

Selling Commissions, Dealer Manager Fees, and Stockholder Servicing Fees — The Company pays SCD, the dealer manager, selling commissions, dealer manager fees, and stockholder servicing fees in connection with the sale of certain classes of shares. SCD may reallocate a portion of the dealer manager fee it receives to participating broker-dealers. Selling commissions, dealer manager fees, and stockholder servicing fees were charged to unitholders’ equity as incurred.

Asset Management Fees — Prior to determining its initial NAV, the Company paid the Advisor a management fee in connection with the management of its assets in an amount equal to 1.25% of the aggregate purchase price of acquired assets, excluding any debt, or the net purchase price, per annum payable monthly. Following the Company’s initial determination of its NAV such management fee equals 1.25% of the NAV per annum payable monthly. Additionally, to the extent that SWIF II OP issues SWIF II OP units to parties other than the Company, SWIF II OP will pay the Advisor a management fee equal to 0.75% of the NAV of SWIF II OP attributable to such SWIF II OP units not held by the Company, per annum payable monthly.

The management fee may be paid, at the Advisor’s election, in cash, Class I shares, or Class I OP units of SWIF II OP. To the extent that the Advisor elects to receive any portion of its management fee in Class I shares or Class I OP units of SWIF II OP, the Company may repurchase such Class I shares or Class I OP units of SWIF II OP from the Advisor at a later date. In the event the Advisor agreement is terminated or its term expires without renewal, the Advisor will be entitled to receive its prorated management fee through the date of termination. Asset management fees expenses were $367,487 and $354,458 for the three months ended March 31, 2025 and 2024, respectively. Asset management fees payable, as included within due to affiliates on the balance sheet, were $886,398 and $518,910 as of March 31, 2025 and December 31, 2024, respectively.

Expense Support Agreement — The Advisor has agreed to provide the Company limited expense support in quarterly periods where the Company’s operations cannot support distributions to stockholders and unit holders. The Advisor may provide the support in the form of deferral of the collection of its management fees or through actual expense support payments to the Company. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company operations exceed the cumulative distributions to stockholders and unit holders. During the three months ended March 31, 2025 and 2024, the Company did not receive any expense support payments from the Advisor.

Contingent Promissory Note — Effective February 10, 2025, the Company has a non-interest bearing promissory note due from the Advisor, and guaranteed by HMC Capital Limited, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 of recoverable offering costs and operating expenses pursuant to the expense support agreement and the operating agreement (the “Agreements”) of the Company that is not recognized within the four and five- year periods in which such amounts were originally incurred. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 will not be recognized as a receivable on the Company’s consolidated financial statements, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events outside the control of the Company pursuant to the terms of the Agreements.

Performance Participation Allocation — So long as the advisory agreement has not been terminated, the Advisor is entitled to receive a performance participation allocation on its special limited partnership interest in SWIF II OP based on SWIF II OP’s total return after all of the other unitholders have received a total return of 5%. Total return is defined as (i) all distributions accrued or paid (without duplication) on the SWIF II OP units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate NAV such OP units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of SWIF II OP units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses).

Under the Limited Partnership Agreement (“LPA”), the annual total return will be allocated solely to the Advisor only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other SWIF II OP unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of 12.5% of the annual total return. The Advisor will also be allocated a performance participation with respect to all SWIF II OP units that are repurchased at the end of any month (in connection with repurchases of the shares in the Company’s share repurchase program) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation. The allocation of the performance participation interest is ultimately measured on a calendar year basis and will be paid in certain classes of units of SWIF II OP or cash, at the election of the Advisor.

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

For the three months ended March 31, 2025 and March 31, 2024, $165,100 and $0, respectively, in performance participation allocation expenses have been recognized by the Company.

Operating Expenses and Reimbursements — The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company reimbursed the Advisor for no charges and $268,406 of operating expenses during the three months ended March 31, 2025 and 2024, respectively, and the Company had $43,000 and $205,933 in operating expenses and reimbursement obligations due to the Advisor and its affiliate as of March 31, 2025 and December 31, 2024, respectively.

12.	REVENUES

As of March 31, 2025, the weighted-average remaining current term of the tenant operating leases was approximately ten years. The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant current noncancelable lease terms in effect as of March 31, 2025. As of March 31, 2025, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for the next five years ending December 31 and thereafter is as follows:

Years ending December 31:
Remainder of 2025	$2,739,455
2026	3,423,400
2027	3,247,625
2028	2,591,554
2029	2,138,431
Thereafter	11,569,281
Total	$25,709,746

See Note 2 for further discussion regarding the Company’s lessor arrangements.

13.	LESSEE OPERATING LEASES

The components of the Company’s operating lease costs are as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Lease cost:
Operating lease expense(1)	$88,065	$63,182
Total Lease Cost	$88,065	$63,182
(1)	Represents the Company’s operating lease expense related to its ROU assets for the three months ended March 31, 2025 and 2024.

The Company’s weighted-average remaining lease term was 9.0 and 9.3 years as of March 31, 2025 and December 31, 2024, respectively. The Company’s weighted-average discount rate for operating leases was 8.0% and 8.0% as of March 31, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s maturities of operating lease liabilities for each of the next five years ending December 31 and thereafter:

Operating Leases(1)
Remainder of 2025	$242,581
2026	332,734
2027	340,063
2028	345,092
2029	338,499
Thereafter	2,080,443
Total undiscounted lease payments	3,679,412
Less Imputed interest	(1,163,351)
Total lease liabilities - net	$2,516,061
(1)	Excludes the Company’s variable lease payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company’s operating lease liability.
14.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation — The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not involved in any material legal proceedings.

Indemnification — The Company has indemnified the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the unitholders under the Charter. The Company has not recognized any obligation on its consolidated balance sheet with respect to this indemnification arrangement as of March 31, 2025.

15.	SEGMENT REPORTING

The Company has three operating segments and such operating segments are presented as three reportable segments: cell towers, data centers, and investments in joint ventures. The cell towers and data centers reportable segments are made up of various consolidated subsidiaries of the Company, and the joint ventures segment is currently made up of a 100% owned subsidiary dedicated to identifying and making investments in joint venture entities that own data/communications infrastructure. Currently, the joint venture segment has a single investment in the 51% owned Datacom Joint Venture. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the senior executive committee that includes the chief executive officer, interim chief financial officer and chief operating officer. The Company’s CODMs direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company defines segment operating income (loss) as rental revenues less property operating expenses and general and administrative expenses directly attributable to segment operations. The Company believes that segment operating income (loss) is the performance metric that captures the unique operating characteristics of each segment and serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and the Company’s CODM to measure unlevered property-level operating results and to compare the Company’s operating results to the operating results of other real estate companies and between periods on a consistent basis. The Company’s use of the term segment operating income (loss) may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

The following are the segment results for the three months ended March 31, 2025:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$436,751	$624,533	$—	$1,061,284
Total revenues	$436,751	$624,533	—	1,061,284
Expenses:
Property operating expenses	112,048	69,597	—	181,645
General and administrative	16,711	2,028	—	18,739
Total expenses	128,759	71,625	—	200,384
Other income (expense):
Interest expense	(244,940)	(255,833)	—	(500,773)
Equity method loss on investments	—	—	(1,439,616)	(1,439,616)
Segment operating income/(loss)	$63,052	$297,075	$(1,439,616)	$(1,079,489)
Depreciation and amortization				(1,085,593)
Accretion expense				(23,709)
General and administrative				(236,271)
Asset management fees				(367,487)
Interest income				1,771
Performance participation allocation				(165,100)
Net loss				$(2,955,878)

The following are the segment results for the three months ended March 31, 2024:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$275,486	$633,934	$—	$909,420
Total revenues	275,486	633,934	—	909,420
Expenses:
Property operating expenses	93,049	49,799	—	142,848
General and administrative	11,220	835	—	12,055
Total expenses	104,269	50,634	—	154,903
Other income (expense):
Interest expense	—	(361,911)	—	(361,911)
Equity method loss on investments	—	—	(583,834)	(583,834)
Segment operating income/(loss)	$171,217	$221,389	$(583,834)	$(191,228)
Depreciation and amortization				(745,632)
Accretion expense				(13,443)
General and administrative				(1,110,611)
Asset management fees				(354,458)
Interest income				122,645
Performance participation allocation				—
Net loss				$(2,292,727)

The operating segments assets held as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Cell Tower	$44,414,332	$39,578,722
Data Center	33,956,560	34,019,552
Joint Venture	38,683,170	40,122,786
Other (Corporate)	6,393,878	6,890,998
Total assets	$123,447,940	$120,612,058

16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after March 31, 2025 through May 15, 2025, the date the consolidated financial statements were available to be issued, for their impact on the consolidated financial statements, noting the following:

The Company has accepted investors’ repurchase requests under the Company’s share repurchase program consisting of an aggregate of approximately 101,570 Class A shares, 3,957 Class AX shares, 27,649 Class I shares, 884 Class IX shares, 17,250 Class P OP units, and zero Class PX OP Units, resulting in redemptions of approximately $1,917,406.

On March 19, 2025, the Board authorized daily gross distributions to the Company’s stockholders of record as of the close of business on each day of the period commencing on April 1, 2025 through June 30, 2025 for each class of shares of the Company’s common stock in the amount of $0.001479452 per share. As of April 30, 2025, the Company paid a total of total of $158,391, $49,315, $41,015, $59,714, $75,346 and $860 in distributions per Class A shares, Class AX shares, Class I shares, Class IX shares, Class P OP units, and Class PX OP units, respectively, for a total of $384,641, with respect to the distributions authorized in March 2025.

On May 1, 2025, the Sponsor made an additional equity investment in the Company through the purchase of 261,004 Class I shares, resulting in the receipt of gross proceeds by the Company of approximately $2,670,519.

******

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “StratCap Digital Infrastructure REIT,” “DIR,” “Company,” “we,” “us,” or “our” refer to StratCap Digital Infrastructure REIT, Inc., a Maryland corporation, and its subsidiaries including SWIF II Operating Partnership, LP, a Delaware limited partnership, which we refer to herein as the “SWIF II OP” unless the context specifically requires otherwise. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-284566) (the “Registration Statement”), under Part I Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 8, 2025 (the “Annual Report”), and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We are a Maryland corporation formed on April 7, 2021. We have a limited operating history. We are an externally managed, perpetual-life REIT formed to pursue the investment objectives and strategies described elsewhere in this Quarterly Report. We are externally managed by our Advisor, StratCap Digital Infrastructure Advisors II, LLC, an affiliate of our Sponsor, StratCap Investment Management, LLC. We own all or substantially all of our assets through SWIF II OP, of which we are the sole general partner.

We seek to acquire and/or establish, operate, manage and lease digital infrastructure assets, with a primary focus on: (1) data centers (2) cell towers, (3) wireless easements and lease assignments and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, we may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, or DAS, and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth.

As of March 31, 2025, through wholly-owned subsidiaries of SWIF II OP, we owned 100% of the fee simple interest in 41 cell towers with associated ground leases or easements, 62 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through our joint venture with DataCom LP (the “DataCom Joint Venture”), which is an unconsolidated joint venture, in 139 cell towers with associated ground leases or easements, 2 rooftop easements, and 206 tenant operating leases and other related assets.

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

We elected to be taxed as a real estate investment trust, or REIT, under the Code commencing with the taxable year ended December 31, 2021, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the

Company’s annual REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to its stockholders (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally would not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Our Board will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to our Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. The Company is externally managed and currently has no employees. Employees of our Advisor perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities.

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

Net Asset Value

Our Board, including a majority of our independent directors, adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Advisor and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our Net Asset Value NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our Advisor and Board will review our valuation guidelines and methodologies related to investments in real property and certain real estate debt and other securities at least annually. From time to time, our Board, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The Advisor will calculate the fair value of our real estate properties, which will be reviewed for reasonableness by our independent valuation advisor. Our Advisor may retain additional third-parties to assist with our valuations of certain investments. Our Advisor does not rely on third-parties, including our independent valuation advisor, in calculating the NAV. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. The Company prepares its valuations in accordance with the procedure described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

March 31, 2025 NAV Per Share

The total NAV presented in the following tables includes the NAV of the holders of the Company’s Class A shares (not offered in the Public Offering), Class AX shares (not offered in the Public Offering), Class I shares and Class IX shares (not offered in the Public Offering), as well as partnership interests of SWIF II OP held by parties other than the Company. As of March 31, 2025, no Class D shares, Class S shares or Class T shares were outstanding. The following table provides a breakdown of the major components of the Company’s total NAV as of March 31, 2025:

March 31,
Components of NAV	2025
Investment in real estate	$87,469,719
Investment in Datacom Joint Venture	53,143,216
Cash and cash equivalents	4,597,248
Due from affiliate	193,492
Tenant and other Receivables	147,622
Prepaid and other assets – net	6,007,315
Redemptions Payable	(1,801,599)
Accounts payable and accrued liabilities	(2,183,973)
Due to affiliates	(1,314,664)
Distributions payable	(554,746)
Deferred rental revenue	(55,263)
Intangible liabilities – net	(818,187)
Loan payable	(34,840,795)
Interest expense payable	(122,934)
Unamortized expense support repayment/O&O(1)	13,557,384
Performance participation allocation payable to affiliate	(1,113,218)
Net asset value	$122,310,617
(1)	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the expense support agreement and advisory agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four- to-five-year period as a reduction of the outstanding unamortized balance. As of March 31, 2025, the unamortized expense support repayment balance was $13,459,476, with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note, or the Promissory Note, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five- year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital executed a Limited Guarantee to guarantee the advisor’s obligations under the Promissory Note.

The following table provides a breakdown of the Company’s total NAV and NAV per share/unit by class as of March 31, 2025 ($ and shares/units in thousands, except per share/unit data):

	Class A	Class AX	Class I	Class IX	Class P	Class PX
	Shares	Shares	Shares	Shares	Units(1)	Units(1)	Total(2)
Net Asset Value	$50,260,862	$14,729,056	$17,859,981	$19,556,917	$17,749,402	$2,154,400	$122,310,617
Number of Outstanding Shares	4,907,672	1,440,916	1,745,553	1,908,377	1,720,540	209,634	11,932,691
NAV/Share	$10.2413	$10.2220	$10.2317	$10.2479	$10.3162	$10.2770	$10.2500
(1)	Includes the partnership interests of the SWIF II OP held by parties other than the Company.
(2)	As noted above, Class A shares, Class AX shares and Class IX shares are not offered in the Public Offering. Such shares were offered in the Company’s private offering, which terminated prior to the commencement of the Public Offering.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations, based on property types:

		Exit
	Discount	Capitalization
Property Type	Rate	Rate
Cell Towers	5.74%	4.22%
Data Centers	7.25%	6.25%

These assumptions are determined by our Advisor and reviewed for reasonableness by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

		Cell
		Towers	Data Center
		Investment	Investment
	Hypothetical	Change in	Change in
Input	Change	Fair Values	Fair Values
Discount Rate	0.25% decrease	2.07%	1.88%
Discount Rate	0.25% increase	(2.02)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	4.45%	2.50%
Exit Capitalization Rate	0.25% increase	(3.94)%	(2.31)%

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our March 31, 2025 NAV:

March 31, 2025
Stockholders’ equity	$76,183,769
Adjustments:
Unrealized appreciation of real estate	22,107,876
Accumulated depreciation and amortization	10,461,588
Accrued expense support repayment	13,557,384
NAV	$122,310,617

Results of Operations

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate related securities, other than those referred to in this Quarterly Report. Specifically, the U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including the uncertainties and disruptions resulting from government policies and regulations, tariffs higher inflation, geopolitical uncertainty and particularly the effect of the current interest environment, as well as actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, and civil unrest and terrorism.

Comparison of Three Months Ended March 31, 2025 and 2024 Rental Revenue

Our primary sources of revenue include real estate rental revenue generated by our cell tower and data center properties. For the three months ended March 31, 2025 and 2024, cell tower and data center revenues primarily consisted of tenant operating leases comprising primarily modified gross leases at the cell towers with monthly base rents and incremental expense reimbursements above base year amounts, and net leases at the data centers comprised of monthly base rents and expense recoveries for the tenant’s pro-rata share of property taxes, insurance and common area maintenance, respectively. The amount of revenues generated by our cell tower and data center properties are dependent on our ability to maintain tenant occupancy rates, lease available space and execute favorable lease modifications and renewals.

	Three Months Ended March 31,
	2025	2024
Cell Tower Rental Revenue	$436,751	$275,486
Data Center Rental Revenue	624,533	633,934
Total real estate rental revenue	$1,061,284	$909,420

For the three months ended March 31, 2025, we experienced an increase in cell tower rental revenues of $161,265 due to the addition of 15 new towers acquired after March 31, 2024, which increased our total towers to 41 as of March 31, 2025, compared to the 26 towers held as of March 31, 2024.

For the three months ended March 31, 2025, we experienced a decrease in data center rental revenues of $9,401 due to updated lease terms with a customer.

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

	Three Months Ended March 31,
	2025	2024
Cell Tower Operating Expenses
Ground leases	$88,065	$82,543
Utilities	3,042	2,937
Other property operating expenses	20,941	7,569
Total cell tower expenses	112,048	93,049
Data Center Operating Expenses
Utilities	328	1,913
Other property operating expenses	69,269	47,886
Total data center expenses	69,597	49,799
Total property operating expenses	$181,645	$142,848

For the three months ended March 31, 2025, there was an increase in expenses due to our additional acquisitions held for the full period. The property operating expense increase of $38,797 was due to two primary factors:

(1)	For cell towers, the addition of 15 new towers acquired after March 31, 2024, which increased our total towers to 41 as of March 31, 2025, compared to the 26 towers held as of March 31, 2024; and
(2)	For data centers, the increased costs are minimal and a result of increasing prices on operating costs.

General and Administrative

For the three months ended March 31, 2025, general and administrative expenses were $255,010 compared to $1,122,666 for the three months ended March 31, 2024. The decrease in general and administrative expenses of $867,656 was primarily the result of a reduction in operating expense reimbursements to affiliates related to reimbursable employee compensation and administrative costs for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Asset Management Fees

For the three months ended March 31, 2025, asset management fees were $367,487 compared to $354,458 for the three months ended March 31, 2024. The increase of $13,029 was primarily attributable to the increase in NAV under management which was driven by an increase in investor capital subscriptions during the three months ended March 31, 2025.

Depreciation and Amortization

For the three months ended March 31, 2025 and 2024, depreciation and amortization was $1,085,593 and $745,632, respectively, which primarily consisted of depreciation on our properties of $359,757 and $280,618, respectively, and amortization of our intangible assets of $725,836 and $465,014, respectively. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, the increase in depreciation and amortization of $339,961 was primarily due to the additional cell tower acquisitions that occurred subsequent to March 31, 2024 (as discussed in more detail in the Revenue section above).

Interest Expense

For the three months ended March 31, 2025 and 2024, interest expense was $500,773 and $361,911, respectively. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, the increase in interest expense of $138,862 was the result of the outstanding loan balance of $34,840,795 for three months in the 2025 period from $16,650,000 for the three months in the 2024 period.

Performance Participation Allocation

For the three months ended March 31, 2025, performance participation allocation was $165,100. There was no performance participation allocation for the three months ended March 31, 2024. The recognition of the $165,100 in the current period is in accordance with the Company’s annual performance participation allocation and primarily attributable to an increase in the net asset value under management during the period.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents – beginning of period	$2,512,642	$14,697,790
Net cash provided by (used in) operating activities	162,068	(1,515,708)
Net cash used in investing activities	(2,192,316)	(8,180,163)
Net cash provided by financing activities	4,114,854	8,104,589
Cash and cash equivalents – end of period	$4,597,248	$13,106,508

Operating Activities

For the three months ended March 31, 2025 and 2024, cash flows provided by operating activities were primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. The decrease in cash used for operating activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by a $830,696 decrease of operating expense reimbursements to affiliates related to reimbursable employee compensation and administrative costs. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, the decrease in net cash used in investing activities was primarily due to a $4,242,256 decrease in cash paid to acquire real estate investments and a reduction in our capital contributions of $2,617,300 in our investment in the Datacom Joint Venture.

Financing Activities

For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, the decrease in net cash provided by financing activities was primarily due to a decrease of $8,927,115 in proceeds from the issuance of common stock and OP units. This was driven by the Company commencing a public offering on February 14, 2025, which resulted in new agreements being required for our broker dealer investors. This was partially offset by an increase of $5,505,795 in proceeds from loans payable.

Liquidity and Capital Resources

Our charter authorizes us to issue 600,000,000 shares of common stock, of which 6,000,000 shares are classified as Class A shares, 3,000,000 shares are classified as Class AX shares, 100,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class DX shares, 100,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class IX shares, 94,000,000 shares are classified as Class S shares and 97,000,000 shares are classified as Class T shares, and 100,000,000 shares are classified as preferred stock with a par value $0.01 per share. Our Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares, Class T shares or shares of any other class or series of stock without stockholder approval. We will not sell Class AX shares, Class DX shares or Class IX shares in the Public Offering.

On January 18, 2022, we began the OP Unit Offering. We terminated the OP Unit Offering prior to commencement of the Public Offering. The Class P OP Units and Class PX OP Units are exchangeable at the applicable exchange ratio, in certain circumstances, into Class I shares and Class IX shares.

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

We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to our Advisor, the performance participation allocation that the SWIF II OP may pay to our Advisor, dealer manager fees, selling commissions and stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties.

We will reimburse our Advisor for any organization and offering expenses associated with the Public Offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions and the stockholder servicing fee) as and when incurred. We do not intend to pay our Advisor or its affiliates any separate fees for property acquisitions, dispositions, financings (except interest and other payments to the lender in cases where the lender is an affiliate of the Advisor) or development, or adopt a long-term incentive plan, although our charter permits us to do so, subject to certain limitations. We do, however, reimburse our Advisor and its affiliates for out-of-pocket and other expenses related to the foregoing activities to the extent such expenses are paid by our Advisor, including but not limited to the expenses incurred by our Advisor in connection with any provision by our Advisor of legal, accounting, financial, due diligence, investor relations or other services performed by our Advisor that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of our Advisor required for our operations. As of March 31, 2025, we have incurred cumulative offering costs since inception of $9,518,452, including $3,132,262 of offering costs which have been deferred and will be applied against the offering proceeds upon commencement of issuance of public shares.

We entered into the Expense Support Agreement with SWIF II OP and our Advisor on August 18, 2023, with an effective date of July 13, 2021. Pursuant to the Expense Support Agreement, our Advisor has agreed to defer certain fees and reimburse of fund certain of our expenses, subject to the terms of the Expense Support Agreement. Our Advisor may be required to pay or be entitled to reimbursement of fees that it had deferred and expenses that had been paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, our Advisor could incur or reimburse maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit.

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

On March 15, 2023, we entered into the Sunflower Secured Credit Facility pursuant to which we may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Sunflower Secured Credit Facility is March 15, 2028. The Sunflower Secured Credit Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) SOFR for a one-month term in effect on such date plus 0.25% and (ii) the Maximum Rate (as defined in the Sunflower Secured Credit Facility). The Sunflower Secured Credit Facility’s SOFR rate loans hall bear interest at the lesser of (i) 2.75% plus Term SOFR for the Interest Period therefore and (ii) the Maximum Rate.

On January 21, 2025, the Company drew down $2,190,000 from the Revolving Facility to fund future development costs. On March 31,2025, the Company drew down $3,315,795 from the Revolving Facility to fund future development costs. As of March 31, 2025, the outstanding loan payable balance was $34,840,795.

The Sunflower Secured Credit Facility requires us to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) to be less than 1.10 to 1.00; and (4) loan to value ratio to be greater than 70%. As of March 31, 2025, we satisfied all financial covenants in relation to the Sunflower Secured Credit Facility. Management expects the covenants over the next twelve months from the date of this Quarterly Report will continue to be met.

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

For the three months ended March 31, 2025 and 2024, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. Proceeds from our Offerings have been used to fund the payment of distributions declared and distributed of $1,609,422 and $1,605,411 for the three months ended March 31, 2025 and 2024, respectively, as follows:

	Three Months Ended March 31,
	2025	2024
Distributions declared:
Paid or payable in cash	$1,142,704	$1,165,280
Reinvested in shares or units (DRP)	466,718	440,131
Total declared and distributed	$1,609,422	$1,605,411
Source of funds for distributions:
Offering Proceeds	$1,142,704	$1,165,280
Issuance of new shares of units (DRP)	466,718	440,131
Total sources for distributions	$1,609,422	$1,605,411

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

As of March 31, 2025, our current total liquidity is $4,756,453 which comprises of $4,597,248 of cash and cash equivalents and $159,205 undrawn balance from the Sunflower Secured Credit Facility. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

The following table summarizes current and long-term material cash requirements as of March 31, 2025:

	Material Cash Requirements
		Less than			More than
	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations(1)	$3,679,412	$242,581	$332,734	$1,023,654	$2,080,443
Debt obligations	—	—	—	—	—
Principal payments	$34,840,795	—	—	$34,840,795	—
Interest payments(2)	$8,250,837	$2,750,279	$2,750,279	$2,750,279	—
Total	$46,771,044	$2,992,860	$3,083,013	$38,614,728	$2,080,443
(1)	Amounts include direct lease obligations, excluding any variable lease payments (such as payments based on revenues derived from the communications infrastructure located on the leased asset).

(2)	Interest payments are estimated for variable rate debt obligation based on the most current variable interest rate in effect at March 31, 2025.

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

Our Board may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular monthly distributions to our stockholders. We expect to continue to pay distributions monthly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board of directors, in its discretion, and may vary from time to time.

Our Board’s discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our shares of common stock.

Our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our Board has the ability to change our policy regarding the source of distributions. We have and may continue fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I OP Units and elects to receive distributions on its performance participation interest in Class I OP Units, how quickly we invest the proceeds from the Public Offering and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of our offerings will result in us having less funds available to acquire properties or other real estate-related investments.

However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our Board will determine the amount of distributions we will pay to our stockholders. We have not established a minimum distribution level.

Distributions in kind will not be permitted, except for:

●	distributions of readily marketable securities;
●	distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter; or
●	distributions of in-kind property, so long as, with respect to such in-kind property, the Board advises each stockholder of the risks associated with direct ownership of the property, offers each stockholder the election of receiving in-kind property distributions, and distributes in-kind property only to those stockholders who accept the directors’ offer.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2024 Annual Report. No modifications have been made during the three months ended March 31, 2025 to these estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Based upon this evaluation, our President and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A “Risk Factors” in our Annual Report.

You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2025, we sold equity securities that were not registered under the Securities Act as described below.

As of the termination of the Private Offering in February 2025, the Company had received aggregate gross offering proceeds of approximately $117,412,000 including aggregate sales load fees of $0 from the sale of approximately 5,777,100 Class A shares, 1,383,000 Class AX shares, 2,209,000 Class I shares and 2,122,800 Class IX shares in the Private Offering. The offer, sale, and issuance of these shares were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

As of the termination of the OP Unit Offering in February 2025, the Company had received aggregate gross proceeds of approximately $22,623,000 including aggregate sales load fees of $3,504 from the sale of approximately 2,034,900 Class P OP Units and 216,600 Class PX OP Units in the OP Unit Offering. The offer, sale, and issuance of these OP Units were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

Use of Proceeds

On February 14, 2025, our Registration Statement on Form S-11 (File No. 333-284566) for our initial public offering, or the Public Offering, of $575,000,000 of shares of Class D shares, Class I shares, Class S shares and Class T shares, consisting of up to $500,000,000 of Class D shares, Class I shares, Class S shares and Class T shares in our primary offering and up to $75,000,000 of Class D shares, Class I shares, Class S shares and Class T shares pursuant to our distribution reinvestment plan, was declared effective by the U.S. Securities and Exchange Commission. The offering price for each class of our shares is determined monthly and is made available on our website and in prospectus supplement filings.

As of the date of this filing, we had accepted investors’ subscriptions for and issued approximately 9,443 Class T shares and 280,552 Class I shares, including the purchase of 261,004 Class I shares by our Sponsor, resulting in receipt of gross proceeds of approximately $2,970,519 pursuant to the Public Offering. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Public Offering. The share classes have different selling commissions, dealer manager fees and ongoing stockholder servicing fees. Each class of shares of our common stock will be sold at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed NAV per share due to the impact of one or more factors, including as a result of significant market events or disruptions or force majeure events.

From inception through March 31, 2025, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering and OP Unit Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,920,568	Actual
Other organization and offering costs	$7,597,884	Actual
Total	$9,518,452

As of March 31, 2025, the net offering proceeds to us from our Private Offering and the OP Unit Offering, after deducting the total expenses incurred as described above, were approximately $129,637,600.

We expect to use the net proceeds from our offerings for the purpose of acquiring and/or establishing, operating, managing and leasing digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, we may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, or DAS, and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth. As of March 31, 2025, through wholly-owned subsidiaries of SWIF II OP, we own 100% of the fee simple interest in 41 towers with associated ground leases or easements, 62 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through the Datacom Joint Venture, in 139 towers with associated ground leases or easements, two rooftop easements, 206 tenant operating leases and other related assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of the Public Offering in short-term, low risk, highly liquid, interest-bearing investments.

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

Our Board may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular monthly distributions to our stockholders. We expect to continue to pay distributions monthly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our Board, in its discretion, and may vary from time to time. Our Board’s discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our shares of common stock.

The Board has authorized, and the Company has declared, distributions through March 31, 2025 in an amount equal to $0.14 per share, and for the period April 1, 2025 through June 30, 2025 in an amount equal to $0.001479452 per day (or approximately $0.54 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the stockholder servicing fees that are payable with respect to such classes of shares as further described in the Company’s prospectus. The distributions were payable by the 1st business day following each month end to stockholders of record at the close of business each day during the prior month.

The amount of distribution payable to the Company stockholders is determined by the Board and is dependent on a number of factors, including funds available for distribution, the Company’s financial condition, capital expenditure requirements, requirements of Maryland law and annual distribution requirements needed to qualify and maintain its status as a REIT. The Company Board may reduce the amount of distributions paid or suspend distribution payments at any time and, therefore, distribution payments are not assured.

For the three months ended March 31, 2025 and 2024, the Company has declared distributions of $2,076,140 and $2,045,542, respectively, of which $554,746 and $557,508, respectively, was unpaid as of the respective reporting dates and has been recorded as “Distributions payable” on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2025 and 2024 were paid during April 2025 and April 2024, respectively. For the three months ended March 31, 2025 and 2024, $466,718 and $440,131, respectively, were reinvested as additional shares of the same share class at the applicable purchase price per share. During the three months ended March 31, 2025, the Company incurred $1,142,704 in aggregate distributions to stockholders and unitholders from net proceeds from its offerings.

In general, in lieu of receiving cash distributions that are authorized by our Board, distributions to holders of Class AX shares, Class DX shares and Class IX shares are deemed distributed and then invested in additional shares of the same class at the applicable transaction price per share, net of any selling commissions associated with the applicable share class.

The following table provides information regarding distributions declared by the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Distributions
Paid in cash	$1,054,676	$1,047,903
Payable	554,746	557,508
Reinvested in shares and units	466,718	440,131
Total distributions	$2,076,140	$2,045,542

Distribution Reinvestment Plan

The Company is offering up to $75 million in shares pursuant to the Company’s Distribution Reinvestment Plan (“DRP”) at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares will be reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of March 31, 2025, $466,718 in distributions were reinvested pursuant to the Company’s DRP.

Share Repurchases

Under the Company’s share repurchase program, to the extent the Company chooses to repurchase shares in any particular month, the Company will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to the Company’s prior month’s NAV per share), except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. Additionally, stockholders who have received shares of our common stock in exchange for their OP Units may include the period of time such stockholder held such OP Units for purposes of calculating the holding period for such shares of the Company’s common stock. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder. The Early Repurchase Deduction will not apply to shares acquired through our DRP. An investor may withdraw his or her repurchase request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

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

The aggregate NAV of total repurchases of Class A Shares, Class AX Shares, Class D Shares, Class DX Shares, Class I Shares, Class IX Shares, Class T Shares and Class S Shares will be limited to no more than 1.67% of our aggregate NAV per month (with the first month of each calendar quarter limitation being 1.66% instead of 1.67%), which will be measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month, and no more than 5% of our aggregate NAV per calendar quarter, which will be measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months. For the avoidance of doubt, the aggregate NAV per month that is used to calculate the aforementioned limitations of our share repurchase program will be the Company’s aggregate NAV per month excluding SWIF II OP’s aggregate NAV per month. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

Should repurchase requests, in the Company’s judgment, place an undue burden on its liquidity, adversely affect its operations or risk having an adverse impact on the Company, or should the Company otherwise determine that investing its liquid assets in real properties or other investments rather than repurchasing its shares is in the best interests of the Company, the Company may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, the Board may make exceptions to, modify, suspend or terminate the Company’s share repurchase program if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of its stockholders.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests. Material modifications, including any amendment to the monthly or quarterly limitations on repurchases, and suspensions of the share repurchase program will be promptly disclosed to stockholders via their financial representatives. In addition, the Company may determine to suspend the share repurchase program due to regulatory changes, changes in law or if it becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. The Board must affirmatively authorize the recommencement of the program if it is suspended before stockholder requests will be considered again.

During the three months ended March 31, 2025, the Company repurchased 383,212 shares of common stock under the share repurchase program. The amount repurchased was less than the share repurchase requests received for the same period due to the repurchase limit being met for the quarter in March 2025.

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Share(1)	the Program(2)
January 2025	121,767	—	$10.3054	—
February 2025	92,088	—	$10.2208	—
March 2025	169,357	—	$10.3329	—

(1)    Represents aggregate NAV of the shares repurchased under our share repurchase program over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.

(2)    Repurchases are limited as described above. The 1.67% monthly NAV limit was reached for the month of March 2025. As of March 31, 2025, there were outstanding and unfulfilled repurchase requests for 106,518 shares of common stock.

SWIF II OP’s repurchase program with respect to Class P OP Units and Class PX OP Units (the “OP Unit repurchase program”) is a separate repurchase program from our share repurchase program; however, the terms of the OP Unit repurchase program generally mirror the terms of our share repurchase program, and has the same limitations described above based on SWIF II OP’s aggregate NAV. Pursuant to the OP Unit repurchase program, to the extent we, on behalf of SWIF II OP, choose to repurchase OP Units in any particular month, we will only repurchase OP Units as of the opening of the last calendar day of that month (each such date, an “OP Unit Repurchase Date”). Repurchases will be made at the transaction price in effect on the OP Unit Repurchase Date, except that OP Units that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “OP Unit Early Repurchase

Deduction”) of such OP Units. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The OP Unit Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder.

During the three months ended March 31, 2025, the Company repurchased the following OP Units:

		Total Number of		Approximate Dollar
		OP Units Purchased as		Value of OP Unit
	Total Number of	Part of Publicly		Available that may yet
	OP Units Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Unit(1)	the Program(2)
January 2025	—	—	$—	—
February 2025	—	—	$—	—
March 2025	5,000	—	$10.4054	—

(1)	Represents aggregate NAV of the units repurchased under the repurchase program over aggregate NAV of all units outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)	Repurchases are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StratCap Digital Infrastructure REIT, Inc.

Date:	May 15, 2025	By:	/s/ James Condon
James Condon
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 15, 2025	By:	/s/ Abarna Meecham
Abarna Meecham
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)