Form 10-Q
period 2025-06-30
StratCap Digital Infrastructure REIT, Inc.
filed 2025-08-14
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 333-284566 (1933 Act)

StratCap Digital Infrastructure REIT, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-3123526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
30 Rockefeller Plaza, Suite 2050
New York, NY	10112
(Address of Principal Executive Offices)	(Zip Code)

(475) 282-0861

(Registrant’s Telephone Number, Including Area Code)

660 Steamboat Road, First Floor

Greenwich, CT 06830

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

As of August 13, 2025, the registrant had the following shares outstanding: 4,670,838 outstanding shares of Class A common stock, 1,441,411 outstanding shares of Class AX common stock, 2,999,689 outstanding shares of Class I common stock, 1,687,895 outstanding shares of Class IX common stock, and 29,826 outstanding shares of Class T common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$338,113	$2,512,642
Due from affiliates	276,524	257,096
Tenant and other receivables	539,204	418,375
Prepaid and other assets - net	6,439,088	7,353,470
Property and equipment - net	42,144,103	40,789,470
Intangible assets - net	26,643,661	26,735,234
Ground lease right of use assets - net	2,517,388	2,422,985
Investment in Datacom Joint Venture	37,750,140	40,122,786
TOTAL ASSETS	$116,648,221	$120,612,058
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$3,016,817	$1,519,975
Redemptions payable	2,019,553	764,712
Due to affiliates	1,794,826	784,836
Distributions payable	378,929	548,514
Deferred rental revenue	139,577	15,098
Asset retirement obligations - net	2,050,834	1,866,090
Lease liabilities - net	2,569,632	2,458,799
Intangible liabilities - net	755,250	881,124
Loan payable	34,840,795	29,335,000
Interest expense payable	76,294	91,287
Performance participation allocation payable to affiliate	1,113,218	948,118
Total liabilities	48,755,725	39,213,553
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock – Class A shares, $0.01 par value per share, 100,000,000 shares authorized, (4,709,994 and 4,990,586 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	$47,162	$49,906
Common stock – Class AX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,449,051 and 1,423,800 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	14,367	14,238
Common stock – Class D shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock – Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock – Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 2,168,458 and 1,828,031 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	21,617	18,283
Common stock – Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,738,483 and 1,934,499 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	17,369	19,345
Common stock – Class S shares, $0.01 par value per share, 94,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock – Class T shares, $0.01 par value per share, 97,000,000 shares authorized, 9,443 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	94	—
Additional paid-in-capital	93,262,022	97,708,275
Accumulated deficit and cumulative distributions	(36,729,805)	(28,660,011)
Total shareholders’ equity	56,632,826	69,150,036
Non-controlling interests - SWIF II OP	11,259,670	12,248,469
Total Equity	67,892,496	81,398,505
TOTAL LIABILITIES AND EQUITY	$116,648,221	$120,612,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES - Rental revenues	$1,091,139	$920,512	$2,152,423	$1,829,932
Total revenues	1,091,139	920,512	2,152,423	1,829,932
EXPENSES:
Property operating expenses	214,124	110,529	395,769	253,377
General and administrative	1,175,494	1,488,033	1,430,504	2,610,699
Asset management fees	365,855	386,443	733,342	740,901
Depreciation and amortization	1,019,087	828,392	2,104,680	1,574,024
Accretion expense	24,679	16,854	48,388	30,297
Performance participation allocation	—	—	165,100	—
Total expenses	2,799,239	2,830,251	4,877,783	5,209,298
OTHER INCOME (LOSS):
Interest expense	(709,060)	(361,546)	(1,209,833)	(723,457)
Interest income	2,525	71,818	4,296	194,463
Total other loss	(706,535)	(289,728)	(1,205,537)	(528,994)
LOSS ON INVESTMENT IN DATACOM JOINT VENTURE	$(933,030)	$(802,601)	$(2,372,646)	$(1,386,435)
NET LOSS	$(3,347,665)	$(3,002,068)	$(6,303,543)	$(5,294,795)
Net Loss Allocated to Non-controlling Interest – SWIF II OP units	$(511,744)	$(435,551)	$(955,123)	$(761,277)
Net Loss Attributable to Controlling Interest shareholders	$(2,835,921)	$(2,566,517)	$(5,348,420)	$(4,533,518)
Basic and Diluted loss per class A, AX, I, IX, and T shares	$(0.28)	$(0.25)	$(0.53)	$(0.44)
Basic and Diluted weighted average class A, AX, I, IX, and T shares outstanding	10,141,515	10,295,751	10,141,515	10,295,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Shareholders’ Equity										Non-controlling Interests
									Accumulated
	Class A	Class AX	Class I	Class IX	Class T	Class S		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- March 31, 2025	4,901,480	1,440,962	1,745,553	1,900,100	—	—	$99,885	$95,761,929	$(32,524,981)	$63,336,833	1,720,540	208,806	$12,846,936	$76,183,769
Common shares issued	—	—	518,378	—	9,443	—	5,278	5,564,463	—	5,569,741	—	—	—	5,569,741
Common units issued	—	—	—	—	—	—	—	—	—	—	0	—	—	—
Offering costs	—	—	—	—	—	—	—	(3,622,412)	—	(3,622,412)	—	—	(14)	(3,622,426)
Stock-based compensation expense	—	—	—	—	—	—	—	64,086	—	64,086	—	—	—	64,086
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	—	—	(1,368,903)	(1,368,903)	—	—	(256,932)	(1,625,835)
Distribution reinvestment	—	24,918	3,025	31,333	—	—	585	608,294	—	608,879	—	3,267	33,673	642,552
Redemptions of common shares and common units	(191,486)	(16,829)	(98,498)	(192,950)	—	—	(5,139)	(5,114,338)	—	(5,119,477)	(54,511)	(28,220)	(852,249)	(5,971,726)
Net loss	—	—	—	—	—	—	—	—	(2,835,921)	(2,835,921)	—	—	(511,744)	(3,347,665)
BALANCE- June 30, 2025	4,709,994	1,449,051	2,168,458	1,738,483	9,443	—	$100,609	$93,262,022	$(36,729,805)	$56,632,826	1,666,029	183,853	$11,259,670	$67,892,496

	Shareholders’ Equity										Non-controlling Interests
									Accumulated
	Class A	Class AX	Class I	Class IX	Class T	Class S		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- December 31, 2024	4,990,586	1,423,800	1,828,031	1,934,499	—	—	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505
Common shares issued	114,471	1,416	527,370	26,526	9,443	—	6,792	7,118,741	—	7,125,533	—	—	—	7,125,533
Common units issued	—	—	—	—	—	—	—	—	—	—	129,854	—	1,352,500	1,352,500
Offering costs	—	—	—	—	—	—	—	(3,622,412)	—	(3,622,412)	—	—	(26,778)	(3,649,190)
Stock-based compensation expense	—	—	—	—	—	—	—	64,086	—	64,086	—	—	—	64,086
Dividends and distributions declared ($0.27 per share/unit)	—	—	—	—	—	—	—	—	(2,721,374)	(2,721,374)	—	—	(513,883)	(3,235,257)
Distribution reinvestment	—	43,425	3,025	55,812	—	—	1,017	1,049,492	—	1,050,509	—	5,700	58,761	1,109,270
Redemptions of common shares and common units	(395,063)	(19,590)	(189,968)	(278,354)	—	—	(8,972)	(9,056,160)	—	(9,065,132)	(59,511)	(28,220)	(904,276)	(9,969,408)
Net loss	—	—	—	—	—	—	—	—	(5,348,420)	(5,348,420)	—	—	(955,123)	(6,303,543)
BALANCE- June 30, 2025	4,709,994	1,449,051	2,168,458	1,738,483	9,443	—	$100,609	$93,262,022	$(36,729,805)	$56,632,826	1,666,029	183,853	$11,259,670	$67,892,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Shareholders’ Equity								Non-controlling Interests
							Accumulated
	Class A	Class AX	Class I	Class IX		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- March 31, 2024	5,156,799	1,480,143	1,975,653	1,760,817	$103,719	$100,382,458	$(16,611,454)	$83,874,723	1,615,057	231,670	$14,916,416	$98,791,139
Common shares issued (Proceeds net of $148,637 in receivables and $311,247 of offering costs)	170,454	10,520	188,125	109,903	4,789	4,576,961	—	4,581,750	—	—	—	4,581,750
Common units issued (Proceeds net of $54,455 of offering costs)	—	—	—	—	—	—	—	—	46,553	8,778	513,346	513,346
Dividends and distributions declared ($0.13 per share/unit)	—	—	—	—	—	—	(1,417,115)	(1,417,115)	—	—	(252,723)	(1,669,838)
Distribution reinvestment	—	18,812	—	24,658	435	445,094	—	445,529	—	3,044	31,148	476,677
Redemptions of common shares and common units	(274,953)	(146,700)	(71,307)	67,603	(4,236)	(4,342,206)	—	(4,346,442)	(25,000)	(16,170)	(422,422)	(4,768,864)
Net Loss	—	—	—	—	—	—	(2,566,517)	(2,566,517)	—	—	(435,551)	(3,002,068)
BALANCE- June 30, 2024	5,052,300	1,362,775	2,092,471	1,962,981	$104,707	$101,062,307	$(20,595,086)	$80,571,928	1,636,610	227,322	$14,350,214	$94,922,142

	Shareholders’ Equity								Non-controlling Interests
							Accumulated
	Class A	Class AX	Class I	Class IX		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- December 31, 2023	4,710,257	1,316,975	1,726,264	1,659,843	$94,134	$90,638,994	$(13,291,662)	$77,441,466	1,651,698	249,337	$16,065,551	$93,507,017
Common shares issued (Proceeds net of $148,637 in receivables and $599,660 of offering costs)	702,951	156,475	437,632	271,207	15,683	15,658,543	—	15,674,226	—	—	—	15,674,226
Common units issued (Proceeds net of $72,644 of offering costs)	—	—	—	—	—	—	—	—	127,545	8,778	1,319,856	1,319,856
Dividends and distributions declared ($0.27 per share/unit)	—	—	—	—	—	—	(2,769,906)	(2,769,906)	—	—	(505,343)	(3,275,249)
Distribution reinvestment	—	36,885	—	46,684	836	852,494	—	853,330	—	6,226	63,478	916,808
Redemptions of common shares and common units	(360,908)	(147,560)	(71,425)	(14,753)	(5,946)	(6,087,724)	—	(6,093,670)	(142,633)	(37,019)	(1,832,051)	(7,925,721)
Net Loss	—	—	—	—	—	—	(4,533,518)	(4,533,518)	—	—	(761,277)	(5,294,795)
BALANCE- June 30, 2024	5,052,300	1,362,775	2,092,471	1,962,981	$104,707	$101,062,307	$(20,595,086)	$80,571,928	1,636,610	227,322	$14,350,214	$94,922,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(6,303,543)	$(5,294,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments in Datacom Joint Venture	2,372,646	1,386,435
Depreciation and amortization	2,104,680	1,574,024
Asset retirement obligation - accretion expense	48,388	30,297
Amortization of deferred financing costs	43,387	31,914
Straight-line rental income	(99,653)	(104,204)
Non-cash lease expense	89,236	49,391
Above market lease amortization	31,422	31,422
Below market lease amortization	(125,875)	(125,875)
Stock-based compensation expense	64,086	—
Changes in operating assets and liabilities:
Tenant and other receivables	(21,176)	10,603
Due from affiliates	34,962	308,440
Prepaid and other assets - net	(3,300)	(21,034)
Accounts payable and accrued liabilities	301,218	101,744
Deferred rental revenue	124,483	(47,407)
Due to affiliates	1,009,990	171,638
Lease liabilities - net	(72,806)	(40,378)
Interest expense payable	(14,993)	(9,748)
Performance participation allocation payable	165,100	(1,192,205)
Net cash used in operating activities	(251,748)	(3,139,738)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Asset acquisitions	(2,218,661)	(6,869,028)
Capital contributions to Datacom Joint Venture	—	(3,919,192)
Prepaid acquisition costs	(2,361,467)	(1,917,566)
Due from affiliates - Prepaid acquisition costs	—	2,287,362
Net cash used in investing activities	(4,580,128)	(10,418,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	5,505,795	—
Proceeds from issuance of common shares	7,071,143	15,935,836
Redemptions paid to common shareholders	(8,131,627)	(4,528,318)
Offering costs for issuance of common shares	(252,350)	(581,417)
Deferred offering costs	—	(852,202)
Dividends and distributions paid to common and preferred shares	(1,816,485)	(1,876,690)
Proceeds from issuance of non-controlling interest - SWIF II OP common units	1,352,500	1,392,500
Redemptions paid to non-controlling interest - SWIF II OP common units	(582,799)	(1,575,221)
Offering costs for issuance of non-controlling interest - SWIF II OP common units	(26,760)	(65,672)
Dividends and distributions paid to non-controlling interest - SWIF II OP common units	(462,070)	(445,102)

Net cash provided by financing activities	2,657,347	7,403,714

NET DECREASE IN CASH	(2,174,529)	(6,154,448)
CASH AND CASH EQUIVALENTS - Beginning of period	2,512,642	14,697,790
CASH AND CASH EQUIVALENTS - End of period	$338,113	$8,543,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,159,928	$701,291
Cash paid for operating leases	$162,181	$114,677

NONCASH INVESTING AND FINANCING ACTIVITIES:
Ground lease right of use assets obtained in exchange for operating lease liabilities	$183,639	$850,940
Dividends and distributions reinvested	$1,109,276	$916,807
Distributions payable to common shareholders	$303,626	$468,303
Offering costs included in due to affiliates	$—	$37,393
Offering costs included in accounts payable and accrued liabilities	$1,195,624	$25,214
Receivable from affiliates	$54,390	$345,020
Deferred offering costs included in accounts payable and accrued liabilities	$—	$116,490
Addition of asset retirement obligations in relation to acquisitions	$136,357	$339,804
Asset acquisition costs included in accounts payable and accrued liabilities	$—	$12,953
Distributions payable to non-controlling interest - SWIF II OP common units	$75,640	$83,824
Redemptions payable	$2,019,553	$1,822,181
Prepaid acquisition costs applied to current period acquisitions	$1,043,435	$1,656,288
Prepaid offering costs reclassified to additional paid-in capital	$2,191,615	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS

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

The Company intends to acquire and/or establish, operate, manage and lease digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments and (4) fiber networks. Data centers may include wholesale, enterprise, co-location, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences or other data centers. To a lesser extent, the Company may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, and other digital infrastructure real estate assets that the Company’s management believes provide an opportunity for income and/or growth. The Company and SWIF II OP are externally managed by StratCap Digital Infrastructure Advisors II, LLC (f/k/a Strategic Wireless Infrastructure Fund Advisors, LLC), a Delaware limited liability company (the “Advisor”). On August 12, 2025, the Board, including all independent directors, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the Company’s Advisory Agreement, by and among the Company, SWIF II OP and the Advisor for a one-year term expiring on August 18, 2026, without any other changes.

The Advisor is an affiliate of StratCap Investment Management, LLC (f/k/a Strategic Capital Fund Management, LLC), a Delaware limited liability company (the “Sponsor”). The Sponsor is indirectly owned by HMC USA Holdings LLC (“HMC”), a subsidiary of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital Limited”). The Sponsor holds a $13,932,793 investment in the Company of approximately 24,237 Class IX and 1,340,070 Class I shares at average acquisition prices of $10.00 and $10.23 per share, respectively, as of August 12, 2025.StratCap Securities, LLC (f/k/a SC Distributors, LLC) is the Company’s dealer manager that is a Delaware limited liability company (“SCD”) affiliated with the Sponsor and broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company has no employees, and is externally managed by the Advisor; therefore, the Advisor is responsible for the Company’s day-to-day management, subject to the oversight of the Company’s board of directors (the “Board”).

On February 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration of common stock for its initial public offering. The Company registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering and up to $75 million in shares under its distribution reinvestment plan (together, the “Public Offering”). The Company is offering any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares with a dollar value up to the maximum offering amount. The offering price per share for each class of the Company’s common stock sold in the Public Offering varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, and subject to ongoing stockholder servicing fees. As of August 13, 2025, we had accepted investors’ subscriptions for the Public Offering and issued approximately 29,825 Class T shares and 1,403,359 Class I shares, including the purchase of 1,340,070 Class I shares by our Sponsor, resulting in receipt of total gross proceeds of approximately $14,652,240.

Prior to the effectiveness of the Public Offering, the Company discontinued its private offering of common shares consisting of Class A, Class AX, Class D, Class DX, Class I and Class IX shares of common stock and discontinued its private offering of operating partnership units (“OP units”) of SWIF II OP, consisting of Class P interests in SWIF II OP, or Class P OP units, and Class PX interests in SWIF II OP, or Class PX OP units. The Class P OP units and Class PX OP units remain exchangeable on a one - for - one basis, in certain circumstances, into Class I shares and Class IX shares of the Company at the election of the unit holders.

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

SWIF II OP is a VIE and a consolidated subsidiary of the Company. As of June 30, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $116.5 million and $45.4 million, respectively, and as of December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs were $119.3 million and $36.7 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

Due from Affiliates — The Due from Affiliates balance includes reimbursable acquisition related costs of $189,761 paid by the Company on behalf of Stratcap Wireless Datacom Ventures, LLC (the “Datacom Joint Venture”) as of June 30, 2025. The due from affiliates balance primarily includes reimbursable acquisition related costs of $224,723 paid by the Company on behalf of the Datacom Joint Venture as of December 31, 2024.

Prepaid and Other Assets — net — Prepaid and Other Assets — net primarily includes deferred transaction and acquisition costs associated with due diligence and other pre-acquisition related activities that have been incurred relating to pending acquisitions that had not yet settled as of the reporting date. Deferred offering costs were $0 and $2,191,615 as of June 30, 2025 and December 31, 2024, respectively, with the balance being charged against the offering proceeds within stockholder’s equity in connection with the sale of shares in the Public Offering. Deferred acquisition costs and deposits were $6,082,377 and $4,764,345 as of June 30, 2025 and December 31, 2024, respectively. Other assets also include deferred loan costs associated with the Company’s revolving line of credit of $231,398 and $274,785, net of amortization of $164,230 and $120,843, as of June 30, 2025 and December 31, 2024, respectively. Other prepaid expenses include insurance and ground rents.

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

The Company records the fair value of obligations to perform certain asset retirement activities, including requirements pursuant to ground leases, easements and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of the communications infrastructure resides. In determining the fair value of these asset retirement obligations, the Company must make several subjective and highly judgmental estimates, such as those related to (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the towers or small cells or remediate the land. See “Asset Retirement Obligations – net” below.

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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When an asset to be held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, geographic location, lease-up potential and expected timing of lease-up, demand for wireless communication infrastructure, estimates regarding tenant cancellations and renewals of tenant contracts, and estimated additions of new equipment. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated by the Company may not be achieved and the Company may be required to recognize future impairment losses on its long-lived assets. During the three and six months ended June 30, 2025 and 2024, the Company determined that no impairment charges were necessary.

Intangible Assets — net — Intangible assets primarily consist of the estimated fair value on the date of acquisition of site rental contracts and tenant relationships (“contract rights”), of future tenant leases anticipated to be added to the acquired towers (“location capacity”), and the fair value of acquired in-place easements and ground leases with a finite life (“easements and right-of-use ground leases”). The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing in- place leases, (2) the expected exercise of the renewal provisions contained within the existing leases, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases. The location capacity intangible assets represent the fair value of the incremental revenue growth that could potentially be obtained by the Company from leasing the excess capacity on acquired cell towers. The easements and ground leases intangible assets are comprised of (1) the current term of the existing easements and ground leases and (2) assumptions on similar costs avoided upon the renewal or extension of existing easements and ground leases.

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

Lessor — The Company’s lessor arrangements primarily include tenant contracts for dedicated space on its shared communications infrastructure. The Company classifies its leases at lease commencement as operating, direct financing, or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments, plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

Lessee — The Company’s lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term of 5 to 10 years, and are renewable (and cancellable after a notice period) at the Company’s option.

The majority of the Company’s lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at the Company’s option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When the exercise of such renewal options is deemed to be reasonably certain, the estimated lease term determined under ASC 842, Leases, will be greater than the noncancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision. In making the determination of the period for which the Company is reasonably certain to remain on the site, the Company will assume optional renewals that are reasonably certain of being exercised for a period sufficient to cover all tenants under their current committed term where the Company has provided rights to the tower to its tenants not to exceed the contractual ground lease terms, including renewals.

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

The Company reviews the carrying value of its ROU assets for impairment, as it does for its other long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying amount of the ROU asset is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.

Revenue Recognition — Lease rental revenues are recognized on a ratable basis over the fixed, noncancelable term of the relevant tenant contract, generally ranging from 5 to 15 years for site rental revenues derived from tenants. Certain tenant contracts contain (1) fixed escalation clauses (such as fixed- dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant’s option and (3) only limited termination rights at the applicable tenant’s option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, noncancelable term of the tenant contract’s current term. To the extent the Company acquires above- or below- market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example, with respect to small cells and fiber), the Company records the fair value as deferred credits or debits and amortizes such deferred credits or debits to site rental revenues over their estimated lease term.

The Company recognizes revenue on a straight-line basis. Therefore, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight-line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $49,269 and $52,403 for the three months ended June 30, 2025 and June 30, 2024, respectively. Straight-line rental revenue was $99,653 and $104,204 for the six months ended June 30, 2025 and June 30, 2024, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

The Company’s cell tower lease terms generally allow for only limited expense reimbursements on a pro-rata basis for property related expenses above base year expense amounts. Under the terms of data center leases, the majority of the Company’s rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from tenants. The Company records amounts reimbursable by tenants as revenue in the period the applicable expenses are incurred, which is generally on a ratable basis throughout the term of the lease. The Company accounts for and presents rental revenue and tenant recoveries as a single component under rental revenues as the timing of recognition is the same, the pattern with which the transfer of the right of use of the property and related services to the lessee are both on a straight-line basis and its leases qualify as operating leases.

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

Stock-Based Compensation — The Company applies ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for its stock compensation pursuant to the 2021 Equity Incentive Plan, using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognition of compensation expense on a straight-line basis over the requisite service period of the awards. Forfeitures of stock-based awards are recognized as an adjustment to compensation expense as they occur. Awards granted under the Equity Incentive Plan may include restricted stock or units issued to executive officers, in addition to restricted stock issued to directors.

Pursuant to the Equity Incentive Plan, during the six months ended June 30, 2025, the Company granted 19,265 shares of restricted stock to Directors of the Company that vest over a period of up to one year from the date of grant. There were no stock awards issued during the six months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, the Company recognized stock compensation expense related to awards granted of $49,257 and $0, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $64,086 and $0, respectively. Such expense was based on the grant date fair value for time-based awards that are probable of vesting, which fair value calculation used the most recently disclosed NAV per share offering price at the time of grant. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

Earnings per Share — Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. The Company considers the effect of other potentially dilutive securities, including the OP Units, which may be redeemed for shares of the Company’s common stock under certain circumstances, and includes them in the Company’s computation of diluted EPS under the if-converted method when their inclusion is dilutive. The Company did not have any stock-based compensation awards or other potentially dilutive securities during the six months ended June 30, 2024, and such awards were not dilutive for the six months ended June 30, 2025. Unvested restricted stock awards that receive nonforfeitable dividends are considered participating securities and, therefore, are included in the earnings allocation in the calculation of basic and diluted earnings per share using the two-class method when net income is available for allocation. These awards are not included in the denominator of basic or diluted earnings per share until they vest.

Tenant and other receivables and Allowance for Uncollectible Accounts — Management reviews rents receivable on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the specific rents receivable. The allowance for uncollectible accounts was $0 as of June 30, 2025 and December 31, 2024.

Deferred Financing Costs — Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line basis, which approximates the effective interest rate method, over the contractual terms of the respective financings. As of June 30, 2025 and December 31, 2024, the Company had $231,398 and $274,785 of deferred financing costs included in “Prepaid and other assets — net” in the accompanying consolidated balance sheet, respectively. For the three months ended June 30, 2025 and 2024, $21,694 and $15,943, respectively, of deferred financing costs were amortized and included in interest expense in the accompanying consolidated statement of operations. For the six months ended June 30, 2025 and 2024, $43,487 and $31,914, respectively, of deferred financing costs were amortized and included in interest expense in the accompanying consolidated statement of operations.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2025 or December 31, 2024.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks — As of June 30, 2025 and December 31, 2024, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

For the six months ended June 30, 2025, the Company owned cell towers located in Indiana, Tennessee and Texas that account for approximately 22.08%, 31.73% and 16.29%, respectively, of total rental revenue. For the six months ended June 30, 2024, the Company owned cell towers located Indiana and Tennessee that account for approximately 33.89% and 23.22%, respectively, of total rental revenue.

For the six months ended June 30, 2025, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 63.19% and 27.24%, respectively, of total cell tower rental revenue. For the six months ended June 30, 2024, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 62.08% and 29.90%, respectively, of total cell tower rental revenue.

The Company owned data centers located in Missouri and California that account for approximately 62.83% and 37.17%, respectively, of total data center rental revenue for the six months ended June 30, 2025. For the six months ended June 30, 2024, the Company owned data centers located in Missouri and California that accounted for approximately 62.22% and 37.78%, respectively of total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.15%, 22.68% and 37.17%, respectively, of total data center rental revenue for the six months ended June 30, 2025. Data center leases with tenants under common control of TierPoint and AT&T Inc. and its subsidiaries accounted for approximately 39.74% and 37.78%, respectively, of total data center rental revenue for the six months ended June 30, 2024.

Noncontrolling Interest — The Company defines a noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, but separately from the stockholders’ (“shareholders”) equity. Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations. Noncontrolling interest in SWIF II OP represents the limited partner’s proportionate share of the equity of SWIF II OP not held by the Company.

Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Company during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of SWIF II OP during the period. The Company’s ownership interest in SWIF II OP was 84% and 85% as of June 30, 2025 and December 31, 2024, respectively.

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

3.	ASSET ACQUISITIONS

The following table summarizes the asset acquisitions for the six months ended June 30, 2025:

						Asset
			Number of Properties	Total Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Cell Towers:
Plada Heights	Tennessee	January 22, 2025	1	$623,495	$—	$26,463
Lemont Lane	Tennessee	February 5, 2025	1	676,379	93,083	26,468
Murfreesboro	Tennessee	May 6, 2025	1	708,595	90,556	29,148
Anchor	Tennessee	May 23, 2025	1	627,811	—	27,808
Rockvale	Tennessee	June 23, 2025	1	628,838	—	26,468
Total asset acquisitions for the six months ended June 30, 2025:			5	$3,265,118	$183,639	$136,355

The following table summarizes the asset acquisitions for the six months ended June 30, 2024:

						Asset
			Number of Properties	Total Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Cell Towers:
Whip Communications	Iowa	January 10, 2024	2	$1,966,205	$156,489	$62,375
East River	Ohio	January 24, 2024	1	677,954	—	35,049
BTO	Maryland	February 29, 2024	1	1,542,835	66,980	45,869
Trinity Park	Tennessee	January 17, 2024	1	537,500	86,942	29,218
West Maryville	Tennessee	January 31, 2024	1	473,894	115,123	27,870
Oakbrook	South Carolina	January 31, 2024	1	538,962	127,316	27,870
Dream Central	Tennessee	February 16, 2024	1	540,398	116,742	29,225
Norton	Tennessee	April 2, 2024	1	955,897	48,069	27,884
North Sequatchie	Tennessee	April 30, 2024	1	594,588	86,610	27,898
Bluhmtown	Tennessee	May 31, 2024	1	652,212	—	26,546
Total asset acquisitions for the six months ended June 30, 2024:			11	$8,480,445	$804,271	$339,804
(1)	Includes capitalized acquisition-related costs.
(2)	Right-of-use assets were obtained in exchange for the assumption of operating lease liabilities of the same values as part of the asset acquisitions.
(3)	Asset retirement obligations were assessed as part of the asset acquisitions.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements from the date of acquisition. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates as of June 30, 2025 and June 30 2024:

	June 30, 2025	June 30, 2024
Assets:
Cell towers	$1,996,869	$4,308,820
Land	89,536	—
Building	—	—
Site Improvements	—	—
Contract rights and tenant relationships	412,210	2,327,679
Network location & capacity	705,426	1,932,109
Rooftop easements and ground easements	197,433	251,641
Above market leases	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	183,639	804,271
Total assets acquired	3,585,113	9,624,520
Liabilities:
Asset Retirement Obligation	136,356	339,804
Ground lease liability	183,639	804,271
Below market leases	—	—
Total liabilities assumed	319,995	1,144,075
Total Purchase Price	$3,265,118	$8,480,445

4.	PROPERTY AND EQUIPMENT – NET

Property and equipment – net consist of the following as of June 30, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	June 30, 2025	December 31, 2024
Land	-	$3,970,950	$3,881,414
Cell towers	20	16,395,027	14,424,240
Building	35-44	22,871,656	22,871,656
Site Improvements	12-14	1,615,557	1,624,532
Total property and equipment		44,853,190	42,801,842
Less accumulated depreciation		(2,709,087)	(2,012,372)
Total property and equipment - net		$42,144,103	$40,789,470

Depreciation expense was $354,908 and $315,192 for the three months ended June 30, 2025 and 2024, respectively, and $705,690 and $571,685 for the six months ended June 30, 2025 and 2024, respectively.

5.	INTANGIBLE ASSETS – NET

Intangible assets – net consist of the following as of June 30, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	June 30, 2025	December 31, 2024
Contract rights and tenant relationships	10-13	$19,592,146	$19,184,027
Network location & capacity	10	10,695,961	9,967,003
Rooftop easements and ground easements	20	1,323,085	1,122,033
Above market leases	13	806,494	806,494
Total intangible assets		32,417,686	31,079,557
Less accumulated amortization		(5,774,025)	(4,344,323)
Total intangible assets - net		$26,643,661	$26,735,234

Amortization expense was $672,829 and $537,235 for the three months ended June 30, 2025, and 2024, respectively, and $1,398,279 and $1,002,339 for the six months ended June 30, 2025, and 2024, respectively. Above market lease amortization of $15,680 and $15,680 was included as an adjustment to rental revenues in the consolidated statement of operations for the three months ended June 30, 2025, and 2024, respectively, and $31,422 and $31,422 for the six months ended June 30, 2025 and 2024, respectively.

The following table represents the weighted average remaining useful lives of the intangible assets as of June 30, 2025, and June 30, 2024:

Weighted-Average Remaining Life (Years)	June 30, 2025	June 30, 2024
Contract rights and tenant relationships	8	9
Network location & capacity	8	9
Rooftop easements and ground easements	19	19
Above market lease	11	12

The following sets forth future annual amortization for acquisition-related intangibles for the next five years ended December 31 and thereafter:

Years ending December 31:
Remainder of 2025	1,530,724
2026	3,061,448
2027	3,061,448
2028	3,061,448
2029	3,061,448
Thereafter	12,867,145
Total	$26,643,661

6.	INTANGIBLE LIABILITIES – NET

Intangible liabilities – net consisted of the following as of June 30, 2025, and December 31, 2024:

	Estimated Useful Life (in years)	June 30, 2025	December 31, 2024
Below market leases	5	$1,321,686	$1,321,686
Total intangible liabilities		1,321,686	1,321,686
Less accumulated amortization		(566,436)	(440,562)
Total intangible liabilities - net		$755,250	$881,124

Amortization recorded on the lease intangible liabilities for the three months ended June 30, 2025, and 2024 was $62,938 and $62,938, respectively, and for the six months ended June 30, 2025 and 2024 was $125,875 and $125,875, respectively. The amount of amortization was recorded as an increase to rental revenue in the Company’s consolidated statements of operations.

The following table represents the weighted average remaining useful lives of the intangible liabilities as of June 30, 2025, and June 30, 2024:

Weighted-Average Remaining Life (Years)	June 30, 2025	June 30, 2024
Below market leases	3	4

The following sets forth future annual amortization for intangible liabilities for the next five years ended December 31:

Years ending December 31:
Remainder of 2025	125,875
2026	251,750
2027	251,750
2028	125,875
2029	—
Thereafter	—
Total	$755,250

7.	LOAN PAYABLE

On March 15, 2023, the Company entered into a credit agreement (the “Revolving Facility”) pursuant to which the Company may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Revolving Facility is March 15, 2028. The Revolving Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Secured Overnight Financing Rate (“SOFR”) for a one-month term in effect on such date plus 0.25% (“Term SOFR”) and (ii) the “Maximum Rate” as defined in the agreement as the maximum interest rate allowed under New York Law. The Revolving Facility’s SOFR rate loans shall bear interest in the lesser of (i) 2.75% plus Term SOFR for the relevant Interest Period and (ii) the Maximum Rate.

On July 11, 2024, the Company drew down $8,000,000 for the acquisition of a cell tower portfolio located in Texas and potential future acquisitions. On August 16, 2024, the Company drew down $650,000 for the acquisition of a cell tower portfolio located in North Carolina. On October 14, 2024, the Company drew down $1,445,000 for the payment of the Dry Branch, Sandy Springs, Longview and Plada Heights development invoices. On December 5, 2024, the Company drew down $2,215,000 for the debt funding re-imbursement regarding prepaid development expenses. On December 18, 2024, the Company drew down $375,000 for the acquisition of Cherokee Orchard. On January 21, 2025, the Company drew down $2,190,000 to fund future development costs. On March 31, 2025, the Company drew down $3,315,795 to fund future development costs. As of June 30, 2025, and December 31, 2024, the outstanding loan payable balance was $34,840,795 and $29,335,000, respectively.

The Revolving Facility requires the Company to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) shall not be permitted to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) shall not be permitted to be less than 1.10 to 1.00; and (4) the loan to value ratio shall not be permitted to be greater than 70%. The Company is in compliance with these financial covenants as of June 30, 2025.

As of June 30, 2025, the carrying value of the Company’s loan payable approximates its fair value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Revolving Facility and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3.

8.	ASSET RETIREMENT OBLIGATIONS

Pursuant to its ground lease, easement, and certain pole attachment agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove communications infrastructure or remediate the space on which its communications infrastructure is located. The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	June 30, 2025	December 31, 2024
Beginning balance	$1,866,090	$1,133,154
Additions	136,356	660,142
Dispositions	—	—
Accretion expense	48,388	72,794
Ending balance	$2,050,834	$1,866,090

As of June 30, 2025, the estimated undiscounted future cash outlay for asset retirement obligations was $11,844,508.

9.	EQUITY (DEFICIT)

Authorized Shares and Units — As of June 30, 2025, the Company had authority under its Articles of Amendment and Restatement dated July 12, 2021(as amended and/or supplemented, the “Charter”) to issue Series A preferred shares and shares of common stock consisting of Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S and Class T shares. The Company also had authority pursuant to the Fourth Amended and Restated Limited Partnership Agreement of SWIF II OP dated as of June 23, 2025 (as amended, the “LPA”) to issue SWIF II OP Units (See further discussion under “SWIF II OP Limited Partnership Units” below).

Operating Partnership (SWIF II OP) — The Company intends to hold substantially all of its assets in SWIF II OP or in subsidiary entities thereof. For purposes of satisfying the asset and gross income tests for qualification as a REIT for US federal income tax purposes, the Company’s proportionate share of the assets and income of SWIF II OP will be deemed to be the Company’s assets and income.

The Company is the sole general partner of, and owns a majority of the limited partnership interests in, SWIF II OP. The Advisor also holds the special limited partner interest in SWIF II OP. As the sole general partner of SWIF II OP, the Company has the exclusive power to manage and conduct the business of SWIF II OP. The Company may not be removed as general partner by the limited partners. The Board will, at all times, have oversight and policy- making authority, including responsibility for governance, financial controls, compliance, and disclosure, with respect to SWIF II OP. However, pursuant to the advisory agreement, the Company delegated to the Advisor authority to make decisions related to the management of the Company’s and SWIF II OP’s assets, including sourcing, evaluating, and monitoring investment opportunities, and making decisions related to the acquisition, management, financing, and disposition of assets in accordance with investment objectives, guidelines, policies, and limitations, subject to oversight by the Board.

SWIF II OP Limited Partnership Units — Limited partnership units represent an interest as a limited partner in SWIF II OP. Limited partners of any class do not have the right to participate in the management of SWIF II OP. Limited partners of any class who do not participate in the management of SWIF II OP, by virtue of their status as limited partners, generally are not liable for the debts and liabilities of SWIF II OP beyond the amount of their capital contributions. The voting rights of the limited partners of any class are generally limited to approval of specific types of amendments to the LPA.

Limited partnership interests in SWIF II OP, other than the special limited partner interest and general partner interest, are currently divided into ten classes: (1) Class A OP units, (2) Class AX OP units, (3) Class D OP units, (4) Class DX OP units, (5) Class I OP units, (6) Class IX OP units, (7) Class P OP units, (8) Class PX OP units, (9) Class S OP units and (10) Class T OP units.

In general, the Class A OP units, Class AX OP units, Class D OP units, Class DX OP units, Class I OP units, Class IX OP units, Class S OP units, and Class T OP units are intended to correspond on a one-for-one basis with Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares, and Class T shares. When the Company receives proceeds from the sale of shares of common stock, the Company contributes such proceeds to SWIF II OP and receives SWIF II OP units that correspond to the classes of shares sold.

On January 18, 2022, the Company began offering Class P OP units and Class PX OP units in SWIF II OP directly to accredited investors and terminated the offering prior to commencement of the Public Offering. The Class P OP units and Class PX OP units are exchangeable on a one for one basis, in certain circumstances, into Class I shares and Class IX shares at the election of the unit holders.

In general, each Class A OP unit, Class AX OP unit, Class D OP unit, Class DX OP unit, Class I OP unit, Class IX OP unit, Class P OP unit, Class PX OP unit, Class S OP unit, and Class T OP unit will share in distributions from SWIF II OP when such distributions are declared by the Company, the general partner, in its sole discretion.

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

For each Class A OP unit, Class AX OP unit, Class D OP unit, Class DX OP unit, Class I OP unit, Class IX OP unit, Class P OP unit, Class PX OP unit, Class S OP unit, and Class T OP unit, investors generally will be required to contribute money or property, with a net equity value determined by the general partner. Holders of SWIF II OP units will not be obligated to make additional capital contributions to SWIF II OP. Further, these holders will not have the right to make additional capital contributions to SWIF II OP or to purchase additional SWIF II OP units without the Company’s consent.

Upon the effectiveness of the Public Offering, Class S OP units and Class T OP units were authorized under the LPA to be consistent with the Company’s Public Offering of Class S shares and Class T shares.

The Advisor may elect to receive its management fee in cash, Class I shares, or Class I OP units, and distributions on the performance participation allocation may be payable in cash or Class I OP units at the election of the Advisor. (See “Asset Management Fees” in Note 11 below).

As of June 30, 2025, the Company had authority to issue 601,849,882 SWIF II OP units, consisting of the following:

	Number of SWIF II	Number of SWIF II
Classification	OP Units Authorized	OP Units Outstanding	Par Value
Class A OP Units	6,000,000	4,709,994	0.01
Class AX OP Units	3,000,000	1,449,051	0.01
Class D OP Units	100,000,000	—	0.01
Class DX OP Units	100,000,000	—	0.01
Class I OP Units	100,000,000	2,168,458	0.01
Class IX OP Units	100,000,000	1,738,483	0.01
Class S OP Units	94,000,000	—	0.01
Class T OP Units	97,000,000	9,443	0.01
Class P OP Units	1,666,029	1,666,029	0.01
Class PX OP Units	183,853	183,853	0.01
Total	601,849,882	11,925,311

Dividends and Distributions — The Board may, from time to time, authorize the Company to declare and pay to stockholders such dividends or other distributions in cash or other assets of the Company or in securities of the Company, including in shares of one class payable to holders of shares of another class, or from any other source as the Board in its sole and absolute discretion shall determine. The Board shall endeavor to authorize the Company to declare and pay such dividends and other distributions as shall be necessary for the Company to qualify as a REIT under the Code; provided, however, stockholders shall have no right to any dividend or other distribution, unless and until authorized by the Board and declared by the Company. For the three and six months ended June 2025 and 2024, respectively, the following cash dividends and distributions were declared and payable to stockholders and unitholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2025	2024	2025	2024
Class A Common Stock	$650,214	$680,522	$1,319,045	$1,370,463
Class AX Common Stock	3,079	330	4,173	1,206
Class I Common Stock	231,597	274,666	471,468	527,162
Class IX Common Stock	16,317	2,311	17,386	3,664
Class T Common Stock	703	—	703	—
Class P OP Units	229,429	221,583	458,689	441,299
Class PX OP Units	2,429	532	5,008	1,430

Total	$1,133,768	1,179,944	$2,276,472	$2,345,224

Dividend and Distribution Reinvestment  — Distributions to holders of Class AX shares, Class DX shares, Class IX shares, and Class PX OP units shall be deemed distributed and then invested in additional shares of the same class at the applicable purchase price per share, net of any selling commissions and/or dealer manager fees associated with the applicable class. Upon effectiveness of the public offering, all stockholders and unit holder classes can elect distributions to be reinvested in the same class of stock or units receiving the distribution.

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2025	2024	2025	2024
Class A Common Stock	$—	$—	$—	$—
Class AX Common Stock	194,233	192,528	381,108	376,235
Class I Common Stock	30,958	—	30,958	—
Class IX Common Stock	236,294	253,001	491,025	477,095
Class T Common Stock	—	—	—	—
Class P OP Units	—	—	—	—
Class PX OP Units	25,074	31,148	50,186	63,478

Total	$486,559	476,677	$953,277	$916,808

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

Determination of Public Offering Share Purchase Prices — The Board approves a NAV per share for each class of common stock with outstanding shares each 30-day period from December 2024 consistent with the Audit Committee’s determination. In the Public Offering, each class of common stock will be sold at the “transaction price”, which generally will equal the NAV per share of each class of common stock, plus applicable upfront selling commissions and dealer manager fees. In connection with the June 2025 NAV determination, the offering prices for each class of shares in the Public Offering were $10.5854 per Class T share, $10.5439 per Class S share, $10.3401 per Class D share and $10.1873 per Class I share.

Selling Commissions and Dealer Manager Fees — The dealer manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the Public Offering. The dealer manager is also entitled to receive a stockholder servicing fee of 0.25%, 0.85%, 0.85% per annum of the aggregate NAV of the Company's outstanding Class D shares, Class S shares, and Class T shares, respectively. The stockholder servicing fee with respect to Class T shares consists of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. There is no stockholder servicing fee with respect to Class I shares.

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

The following table summarizes the statements of operations of the Datacom Joint Venture for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Rental revenues	$1,396,519	$1,029,958	$2,732,369	$2,025,931
Rental operating and other expenses	(299,744)	(617,916)	(1,279,220)	(973,238)
Management fees payable to affiliate	(174,706)	(243,262)	(349,034)	(298,379)
Depreciation and amortization	(2,505,441)	(2,075,510)	(4,985,244)	(3,810,336)
Interest expense	(576,758)	—	(1,159,208)	—
Net loss of Datacom Joint Venture	$(2,160,130)	$(1,906,730)	$(5,040,337)	$(3,056,022)
The Company’s allocated loss from Datacom Joint Venture	$(933,030)	$(802,601)	$(2,372,646)	$(1,386,435)

The following table summarizes the balance sheets of the Datacom Joint Venture as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets
Property and equipment, net	$50,235,739	$51,256,072
Intangible assets, net	58,352,592	61,570,267
Other assets, net	23,071,871	12,972,693
Total assets	$131,660,202	$125,799,032
Liabilities and members’ capital
Accounts payable and accrued liabilities	$580,871	$781,914
Due to affiliates	333,678	193,014
Acquisition, asset and property management fees payable	992,339	753,555
Loan payable, net	43,000,695	32,375,896
Other liabilities, net	13,885,633	13,780,190
Members’ capital	72,866,986	77,914,463
Total liabilities and members’ capital	$131,660,202	$125,799,032
The Company’s investment in Datacom Joint Venture	$37,750,140	$40,122,786

During the six months ended June 30, 2025, no member capital contributions were made in the Datacom Joint Venture. For the six months ended June 30, 2024, the Datacom Joint Venture had member capital contributions of $8,193,081 of which the Company contributed $3,919,185.

11.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership — The Sponsor holds a $13,932,793 investment in the Company of approximately 24,237 Class IX and 1,340,070 Class I shares at average acquisition prices of $10.00 and $10.23 per share, respectively, as of the date of this Quarterly Report.

Related-Party Transactions — The following details the amounts incurred related to the Company’s Advisor (“SWIFA”) and affiliates, including SCD, and the Sponsor, for the three and six months ended June 30, 2025, and 2024; as well as amounts payable as of June 30, 2025 and December 31, 2024:

		Three Months Ended June 30,			Six Months Ended June 30,
		2025	2024		2025	2024
Fees	Entity	Incurred	Incurred	Entity	Incurred	Incurred
Offering Costs	SCD	$351,007	$914,832	SCD	$1,456,946	$1,403,252
Selling commissions, dealer manager, and stockholder servicing fees	SCD	(2,618)	51,571	SCD	17,791	237,743
Asset management fees	SWIFA	365,855	386,443	SWIFA	733,342	740,901
Operating expense reimbursement	SWIFA	270,324	1,083,269	SWIFA	270,324	1,913,965
Total		$984,568	$2,436,115		$2,478,403	$4,295,861

		June 30, 2025	December 31, 2024
Fees	Entity	Payable	Payable
Offering Costs	SCD	$148,930	$142,606
Selling commissions, dealer manager, and stockholder servicing fees	SCD	—	—
Asset management fees	SWIFA	1,252,252	518,910
Operating expense reimbursement and other payables	SWIFA	312,061	43,000

Total		$1,713,243	$704,516

Organization and Offering Fees — The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees, and other organization and offering expenses to exceed 15% of the gross proceeds of each of the Company’s offerings as of the termination of each offering. The table above details Organization and Offering costs incurred during the three and six month periods ended June 30, 2025 and 2024 as well as the related party payable on the Company’s balance sheet as of June 30, 2025 and December 31, 2024. The Company accumulated $9,866,843 and $8,392,106 as of June 30, 2025 and December 31, 2024, respectively, of organization and offering expenses since inception. Offering costs are charged to equity as incurred. (See “Contingent Promissory Note” discussion below).

Selling Commissions, Dealer Manager Fees, and Stockholder Servicing Fees — The Company pays SCD, the dealer manager, selling commissions, dealer manager fees, and stockholder servicing fees in connection with the sale of certain classes of shares. SCD may reallow all or a portion of the dealer manager fee it receives to participating broker-dealers. Selling commissions, dealer manager fees, and stockholder servicing fees were charged to shareholders’ equity as incurred.

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

The management fee may be paid, at the Advisor’s election, in cash, Class I shares, or Class I OP units of SWIF II OP. To the extent that the Advisor elects to receive any portion of its management fee in Class I shares or Class I OP units of SWIF II OP, the Company may repurchase such Class I shares or Class I OP units of SWIF II OP from the Advisor at a later date. In the event the Advisor agreement is terminated or its term expires without renewal, the Advisor will be entitled to receive its prorated management fee through the date of termination. Asset management fee expenses for the three- and six-month periods ended June 30, 2025 and 2024, respectively are included in the table above. Asset management fees payable, as included within due to affiliates on the balance sheets as of June 30, 2025 and December 31, 2024, respectively, are included in the table above.

Expense Support Agreement — The Advisor has agreed to provide the Company limited expense support in quarterly periods where the Company’s operations cannot support distributions to stockholders and unit holders. The Advisor may provide the support in the form of deferral of the collection of its management fees or through actual expense support payments to the Company. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company operations exceed the cumulative distributions to stockholders and unit holders. During the six months ended June 30, 2025 and 2024, the Company did not receive any expense support payments from the Advisor.

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

Performance Participation Allocation — So long as the advisory agreement has not been terminated, the Advisor is entitled to receive a performance participation allocation on its special limited partnership interest in SWIF II OP based on SWIF II OP’s total return after all of the other unitholders have received a total return of 5%. Total return is defined as (i) all distributions accrued or paid (without duplication) on the SWIF II OP units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate NAV of such OP units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of SWIF II OP units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses).

Under the LPA, the annual total return will be allocated solely to the Advisor only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other SWIF II OP unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of

12.5% of the annual total return. The Advisor will also be allocated a performance participation with respect to all SWIF II OP units that are repurchased at the end of any month (in connection with repurchases of the shares in the Company’s share repurchase program) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation. The allocation of the performance participation interest is ultimately measured on a calendar year basis.

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

For the three months ended June 30, 2025 and June 30, 2024 the Company did not recognize any performance participation allocation expenses. For the six months ended June 30, 2025 and 2024, the Company recognized $165,100 and $0, respectively, in performance participation allocation expenses.

Operating Expenses and Reimbursements — The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company reimbursed the Advisor for $0 and $1,601,469 of operating expenses during the three months ended June 30, 2025 and 2024, respectively, and $0 and $1,869,875 for the six months ended June 30, 2025 and 2024, respectively.

12.	REVENUES

As of June 30, 2025, the weighted-average remaining current term of the tenant operating leases was approximately ten years. The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant current noncancelable lease terms in effect as of June 30, 2025. As of June 30, 2025, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for the remaining six months ended December 31, 2025 and for each of the next four years ending December 31 and thereafter is as follows:

Years ending December 31:
Remainder of 2025	1,864,148
2026	3,519,211
2027	3,341,478
2028	2,684,135
2029	2,232,657
Thereafter	11,956,116
Total	$25,597,745

See Note 2 for further discussion regarding the Company’s lessor arrangements.

13.	LESSEE OPERATING LEASES

The components of the Company’s operating lease costs are as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost:
Operating lease expense (1)	$88,251	$60,637	$176,316	$123,819
Total Lease Cost	$88,251	$60,637	$176,316	$123,819
(1)	Represents the Company’s operating lease expense related to its ROU assets for the three and six months ended June 30, 2025 and 2024.

The Company’s weighted-average remaining lease term was 9 and 9.3 years as of June 30, 2025 and December 31, 2024, respectively. The Company’s weighted-average discount rate for operating leases was 8% and 8% as of June 30, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s maturities of operating lease liabilities for the remaining six months ended December 31, 2025 and for each of the next four years ending December 31 and thereafter:

Operating Leases (1)
Remainder of 2025	$167,523
2026	342,542
2027	350,067
2028	355,296
2029	348,908
Thereafter	2,134,718
Total undiscounted lease payments	3,699,054
Less Imputed interest	(1,219,978)
Total lease liabilities - net	$2,479,076
(1)	Excludes the Company’s variable lease payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company’s operating lease liability.
14.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation — The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not involved in any material legal proceedings.

Indemnification — The Company has indemnified the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the stockholders under the Charter. The Company has not recognized any obligation on its consolidated balance sheet with respect to this indemnification arrangement as of June 30, 2025.

15.	SEGMENT REPORTING

The Company has three operating segments and such operating segments are presented as three reportable segments: cell towers, data centers, and investments in joint ventures. The cell towers and data centers reportable segments are made up of various consolidated subsidiaries of the Company, and the joint ventures segment is currently made up of a 100% owned subsidiary dedicated to identifying and making investments in joint venture entities that own data/communications infrastructure. Currently, the joint venture segment has a single investment in the 51% owned Datacom Joint Venture. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the senior executive committee that includes the chief executive officer, chief financial officer and chief operating officer. The Company’s CODM directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company defines segment operating income (loss) as rental revenues less property operating expenses and general and administrative expenses directly attributable to segment operations. The Company believes that segment operating income (loss) is the performance metric that captures the unique operating characteristics of each segment and serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and the Company’s CODM to measure unlevered property-level operating results and to compare the Company’s operating results to the operating results of other real estate companies and between periods on a consistent basis. The Company’s use of the term segment operating income (loss) may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

The following are the segment results for the three months ended June 30, 2025:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$466,643	$624,496	$—	$1,091,139
Total revenues	466,643	624,496	—	1,091,139
Expenses:
Property operating expenses	158,656	55,468	—	214,124
General and administrative	21,866	685	—	22,551
Total expenses	180,522	56,153	—	236,675
Other income (expense):
Interest expense	(320,355)	(388,705)	—	(709,060)
Equity method loss on investments	—	—	(933,030)	(933,030)
Segment operating net loss	$(34,234)	$179,638	$(933,030)	$(787,626)
Depreciation and amortization				(1,019,087)
Accretion expense				(24,679)
General and administrative				(1,152,943)
Asset management fees				(365,855)
Interest income				2,525
Performance participation allocation				—
Net loss				$(3,347,665)

The following are the segment results for the three months ended June 30, 2024:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$275,429	$645,083	$—	$920,512
Total revenues	275,429	645,083	—	920,512
Expenses:
Property operating expenses	50,669	59,860	—	110,529
General and administrative	23,504	1,495	16,896	41,895
Total expenses	74,173	61,355	16,896	152,424
Other income (expense):
Interest expense	—	(361,546)	—	(361,546)
Equity method loss on investments	—	—	(802,601)	(802,601)
Gain on transfer of assets	—	—	—	—
Segment operating net loss	$201,256	$222,182	$(819,497)	$(396,059)
Depreciation and amortization				(828,392)
Accretion expense				(16,854)
General and administrative				(1,446,138)
Asset management fees				(386,443)
Interest income				71,818
Performance participation allocation				—
Net loss				$(3,002,068)

The following are the segment results for the six months ended June 30, 2025:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$903,394	$1,249,029	$—	$2,152,423
Total revenues	903,394	1,249,029	—	2,152,423
Expenses:
Property operating expenses	270,704	125,065	—	395,769
General and administrative	38,577	2,713	—	41,290
Total expenses	309,281	127,778	—	437,059
Other income (expense):
Interest expense	(565,295)	(644,538)	—	(1,209,833)
Equity method loss on investments	—	—	(2,372,646)	(2,372,646)
Segment operating net loss	$28,818	$476,713	$(2,372,646)	$(1,867,115)
Depreciation and amortization				(2,104,680)
Accretion expense				(48,388)
General and administrative				(1,389,214)
Asset management fees				(733,342)
Interest income				4,296
Performance participation allocation				(165,100)
Net loss				$(6,303,543)

The following are the segment results for the six months ended June 30, 2024:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$550,915	$1,279,017	$—	$1,829,932
Total revenues	550,915	1,279,017	—	1,829,932
Expenses:
Property operating expenses	143,718	109,659	—	253,377
General and administrative	34,724	2,330	16,896	53,950
Total expenses	178,442	111,989	16,896	307,327
Other income (expense):
Interest expense	—	(723,457)	—	(723,457)
Equity method loss on investments	—	—	(1,386,435)	(1,386,435)
Gain on transfer of assets	—	—	—	—
Segment operating net loss	$372,473	$443,571	$(1,403,331)	$(587,287)
Depreciation and amortization				(1,574,024)
Accretion expense				(30,297)
General and administrative				(2,556,749)
Asset management fees				(740,901)
Interest income				194,463
Performance participation allocation				—
Net loss				$(5,294,795)

The operating segments assets held as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Cell Tower	$42,846,923	$39,578,722
Data Center	33,006,113	34,019,552
Joint Venture	37,750,140	40,122,786
Other (Corporate)	3,045,045	6,890,998
Total assets	$116,648,221	$120,612,058

16.	SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2025 through the date of this filing, the date the consolidated financial statements were available to be issued, for their impact on the consolidated financial statements, noting the following:

Repurchases

The Company accepted investors’ repurchase requests under the Company’s share repurchase program consisting of an aggregate of approximately 45,348 Class A shares, 7,681 Class AX shares, 52,439 Class I shares, 61,754 Class IX shares, 20,200 Class P OP units, and 10,545 Class PX OP Units, resulting in redemptions of approximately $2,017,936.

Investor Subscriptions

On July 1, 2025, the Company accepted subscriptions of 50,122 Class I shares and 20,383 Class T shares, resulting in gross proceeds to the Company of approximately $727,500.

Sponsor Investments

On July 9, 2025, the Sponsor made an additional equity investment in the Company through the purchase of 342,630 Class I shares, resulting in the receipt of gross proceeds by the Company of approximately $3,505,103.

On August 4, 2025, the Sponsor made an additional equity investment in the Company through the purchase of 492,229 Class I shares, resulting in the receipt of gross proceeds by the Company of approximately $5,014,490.

Advisory Agreement Renewal

On August 12, 2025, the Board, including all independent directors, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the Company’s Advisory Agreement, by and among the Company, SWIF II OP and the Advisor for a one-year term expiring on August 18, 2026.

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “StratCap Digital Infrastructure REIT,” “DIR,” the “Company,” “we,” “us,” or “our” refer to StratCap Digital Infrastructure REIT, Inc., a Maryland corporation, and its subsidiaries including SWIF II Operating Partnership, LP, a Delaware limited partnership, which we refer to herein as the “SWIF II OP,” unless the context specifically requires otherwise. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “may,” “will” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance, statements regarding identified but not yet closed acquisitions, and any other statements that are not historical facts. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-284566) (the “Registration Statement”), under Part I Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 8, 2025 (the “Annual Report”) and our subsequent Quarterly Reports on Form 10-Q, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of June 30, 2025, through wholly-owned subsidiaries of SWIF II OP, we owned 100% of the fee simple interest in 44 cell towers with associated ground leases or easements, 87 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through our joint venture with DataCom LP (the “DataCom Joint Venture”), which is an unconsolidated joint venture, in 142 cell towers with associated ground leases or easements, two rooftop easements, and 211 tenant operating leases and other related assets.

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

We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2021, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to its stockholders (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally would not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

In July 2021, we commenced a private offering of our common stock (the “Private Offering”) pursuant to the exemption from registration provided by the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the Private Offering was being made. As of the termination of the Private Offering in February 2025, the Company had received aggregate gross offering proceeds of approximately $117,412,000, including aggregate sales load fees of $0 from the sale of approximately 5,777,100 Class A shares, 1,383,000 Class AX shares, 2,209,000 Class I shares and 2,122,800 Class IX shares in the Private Offering.

As of the termination of the OP Unit Offering (as defined below) in February 2025, the Company had received aggregate gross proceeds of approximately $22,623,000, including aggregate sales load fees of $3,504 from the sale of approximately 2,034,900 Class P OP Units and 216,600 Class PX OP Units in the OP Unit Offering. The offer, sale, and issuance of these OP Units were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

Our board of directors (“Board”) will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, however, we have delegated to our Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. The Company is externally managed and currently has no employees. Employees of our Advisor perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities.

Affiliates of our Advisor also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We have retained an affiliate of our Advisor to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed.

Net Asset Value

Our Board, including a majority of our independent directors, adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Advisor and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our net asset value (“NAV”) calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our Advisor and Board will review our valuation guidelines and methodologies related to investments in real property and certain real estate debt and other securities at least annually. From time to time, our Board, including a majority of our independent directors, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The Advisor will calculate the fair value of our real estate properties, which will be reviewed for reasonableness by our independent valuation advisor. Our Advisor may retain additional third-parties to assist with our valuations of certain investments. Our Advisor does not rely on third-parties, including our independent valuation advisor, in calculating the NAV. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. The Company prepares its valuations in accordance with the procedure described in the “Net Asset Value Calculations and Valuation Procedures” section of the Company’s prospectus filed as part of its Registration Statement on Form S-11 (File No. 333-284566). While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

June 30, 2025 NAV Per Share

The total NAV presented in the following tables includes the NAV of the holders of the Company’s Class A shares (not offered in the Public Offering (as defined below)), Class AX shares (not offered in the Public Offering), Class I shares and Class IX shares (not offered in the Public Offering), Class T shares, as well as partnership interests of SWIF II OP held by parties other than the Company. As of June 30, 2025, no Class D shares or Class S shares were outstanding. The following table provides a breakdown of the major components of the Company’s total NAV as of June 30, 2025:

June 30,
Components of NAV	2025
Investment in real estate	$87,642,764
Investment in Datacom Joint Venture	53,760,090
Cash and cash equivalents	618,187
Due from affiliate	276,524
Tenant and other receivables	(317,423)
Prepaid and other assets – net	6,319,087
Redemptions Payable	(2,019,553)
Accounts payable and accrued liabilities	(3,092,014)
Due to affiliates	(1,794,826)
Distributions payable	(378,929)
Deferred rental revenue	(139,577)
Intangible liabilities – net	—
Loan payable	(34,840,795)
Interest expense payable	(119,782)
Unamortized expense support repayment/O&O(1)	16,759,525
Performance participation allocation payable to affiliate	(1,113,218)
Net asset value	121,560,060
(1)	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the expense support agreement and advisory agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four- to-five-year period as a reduction of the outstanding unamortized balance. As of June 30, 2025, the unamortized expense support repayment balance was $16,759,525, with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note, or the Promissory Note, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five- year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital Limited ABN 94 138 990 593 executed a Limited Guarantee to guarantee our Advisor’s obligations under the Promissory Note.

The following table provides a breakdown of the Company’s total NAV and NAV per share/unit by class as of June 30, 2025;

						Class P	Class PX
	Class A	Class AX	Class I	Class IX	Class T	Units (1)	Units (1)	Total (2)
Net Asset Value	$48,023,158	$14,666,644	$22,041,092	$17,751,044	$96,578	$17,103,368	$1,878,177	$121,560,061
Number of outstanding shares	4,716,187	1,442,777	2,163,579	1,743,354	9,443	1,666,029	183,854	11,925,223
NAV/Share	$10.1826	$10.1656	$10.1873	$10.1821	$10.2275	$10.2659	$10.2156	$10.1935
(1)	Includes the partnership interests of SWIF II OP held by parties other than the Company.
(2)	As noted above, Class A shares, Class AX shares and Class IX shares are not offered in the Public Offering. Such shares were offered in the Company’s private offering, which terminated prior to the commencement of the Public Offering.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations, based on property types:

		Exit
	Discount	Capitalization
Property Type	Rate	Rate
Cell Towers	6.27%	4.43%
Data Centers	7.25%	6.25%

These assumptions are determined by our Advisor and reviewed for reasonableness by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

		Cell	Data
		Towers	Centers
	Hypothetical	Investment	Investment
Input	Change	Values	Values
Discount Rate	0.25% decrease	2.05%	1.89%
Discount Rate	0.25% increase	(2.00)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	4.31%	2.50%
Exit Capitalization Rate	0.25% increase	(3.83)%	(2.31)%

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our June 30, 2025 NAV:

June 30, 2025
Stockholders’ equity	$67,892,496
Adjustments:
Unrealized appreciation of real estate	21,607,802
Accumulated depreciation and amortization	15,300,237
Accrued expense support repayment	16,759,525
NAV	$121,560,060

Results of Operations

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate related securities, other than those referred to in this Quarterly Report. Specifically, the U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including the uncertainties and disruptions resulting from government policies and regulations, tariffs higher inflation, geopolitical uncertainty and particularly the effect of the current interest rate environment, as well as actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, and civil unrest and terrorism.

Comparison of Three and Six Months Ended June 30, 2025 and 2024 Rental Revenue

Our primary sources of revenue include real estate rental revenue generated by our cell tower and data center properties. For the three and six months ended June 30, 2025 and 2024, cell tower and data center revenues primarily consisted of tenant operating leases comprising primarily modified gross leases at the cell towers with monthly base rents and incremental expense reimbursements above base year amounts, and net leases at the data centers comprised of monthly base rents and expense recoveries for the tenant’s pro-rata share of property taxes, insurance and common area maintenance, respectively. The amount of revenues generated by our cell tower and data center properties are dependent on our ability to maintain tenant occupancy rates, lease available space and execute favorable lease modifications and renewals.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cell Tower Rental Revenue	$466,643	$275,429	$903,394	$550,915
Data Center Rental Revenue	624,496	645,083	1,249,029	1,279,017
Total real estate rental revenue	$1,091,139	$920,512	$2,152,423	$1,829,932

For the three and six months ended June 30, 2025, we experienced an increase in cell tower rental revenues of $191,214 and $352,479, respectively, due to the addition of 15 new towers acquired after June 30, 2024, which increased our total towers to 44 as of June 30, 2025, compared to the 29 towers held as of June 30, 2024.

For the three and six months ended June 30, 2025, we experienced a decrease in data center rental revenues compared to the corresponding periods ending June 30, 2024 of $20,587 and $29,988, respectively mainly due to a decrease in common area maintenance reimbursement revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cell Tower Operating Expenses
Ground leases	$90,545	$41,276	$178,610	$123,819
Utilities	7,121	3,145	10,163	6,082
Other property operating expenses	63,879	6,247	84,820	13,816
Total cell tower expenses	161,545	50,668	273,593	143,717
Data Center Operating Expenses
Utilities	2,794	838	3,122	2,751
Other property operating expenses	49,785	59,023	119,054	106,909
Total data center expenses	52,579	59,861	122,176	109,660
Total property operating expenses	$214,124	$110,529	$395,769	$253,377

For the six months ended June 30, 2025, there was an increase in expenses due to our additional acquisitions held for the full period. The property operating expense increase of $142,392 was due to two primary factors:

(1)	For cell towers, the addition of 15 new towers acquired after June 30, 2024, which increased our total towers to 44 as of June 30, 2025, compared to the 29 towers held as of June 30, 2024; and
(2)	For data centers, the increased costs are minimal and a result of increasing prices on operating costs.

General and Administrative

For the three months ended June 30, 2025, general and administrative expenses were $1,175,494 compared to $1,488,033 for the three months ended June 30, 2024. For the six months ended June 30, 2025, general and administrative expenses were $1,430,504 compared to $2,610,699 for the six months ended June 30, 2024.

The decrease in general and administrative expenses of $312,539 for the three months ended June 30, 2025 and $1,180,195 for the six months ended June 30, 2025 as compared to the same periods in 2024, was primarily the result of a reduction in operating expense reimbursements to affiliates related to reimbursable employee compensation and administrative costs.

Asset Management Fees

For the three months ended June 30, 2025, asset management fees were $365,855 compared to $386,443 for the three months ended June 30, 2024. For the six months ended June 30, 2025, asset management fees were $733,342 compared to $740,901 for the six months ended June 30, 2024. Asset management fees were broadly in line with prior corresponding periods given there were no material changes in NAV under management.

Depreciation and Amortization

For the three months ended June 30, 2025 and 2024, depreciation and amortization was $1,019,087 and $828,392, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization was $2,104,680 and $1,574,024, respectively.

Depreciation and amortization for the three months ended June 30, 2025 and 2024 consisted of depreciation on our properties of $354,908 and $ 315,192, respectively, and amortization of our intangible assets of $672,829 and $537,235, respectively. Depreciation and amortization for the six months ended June 30, 2025 and 2024 consisted of depreciation on our properties of $705,690 and $571,685, respectively, and amortization of our intangible assets of $1,398,990 and $1,002,339, respectively.

Depreciation and amortization expense increased as compared to the three and six months ended June 30, 2024 by $190,695 and $530,656, respectively. The increase in depreciation was primarily due to the additional cell tower acquisitions that occurred subsequent to June 30, 2024 (as discussed in more detail in the Rental Revenue Comparison section above).

Interest Expense

For the three months ended June 30, 2025 and 2024, interest expense was $709,060 and $361,546, respectively. For the six months ended June 30, 2025 and 2024, interest expense was $1,209,833 and $723,457, respectively.

Interest expense increased as compared to the three and six months ended June 30, 2024, by $347,514 and $486,376, respectively. The increase was the result of the increase in the outstanding loan balance to $34,840,795 during the six months in the 2025 period from $16,650,000 for the six months in the 2024 period.

Performance Participation Allocation

For the three months ended June 30, 2025 and 2024, no performance participation allocation was recognized. For the six months ended June 30, 2025 and 2024 the performance participation allocation recognized was $165,100 and $0, respectively. The recognition of the $165,100 in the current six-month period is in accordance with the Company’s annual performance participation allocation and primarily attributable to an increase in the net asset value under management during the period.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents – beginning of period	$2,512,642	$14,697,790
Net cash used in operating activities	(251,748)	(3,139,738)
Net cash used in investing activities	(4,580,128)	(10,418,424)
Net cash provided by financing activities	2,657,347	7,403,714
Cash and cash equivalents – end of period	$338,113	$8,543,342

Operating Activities

For the six months ended June 30, 2025 and 2024, cash flows provided by operating activities were primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. The decrease in cash used in operating activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by a decrease in the performance participation allocation payable and increase in due to affiliates during the six months ended June 30, 2025. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, the decrease in net cash used in investing activities was primarily due to a $4,206,466 decrease in cash paid to acquire real estate investments and a reduction in our capital contributions of $3,919,192 in our investment in the Datacom Joint Venture.

Financing Activities

For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, the decrease in net cash provided by financing activities was primarily due to a decrease of $8,904,693 in proceeds from the issuance of common stock and OP units and an increase of $2,608,348 in redemptions of common stock and OP units. This was driven by the Company commencing a public offering on February 14, 2025, which resulted in new agreements being required for our broker dealer investors. This was partially offset by an increase of $5,505,795 in proceeds from loans payable.

Liquidity and Capital Resources

Our charter authorizes us to issue 600,000,000 shares of common stock, of which 6,000,000 shares are classified as Class A shares, 3,000,000 shares are classified as Class AX shares, 100,000,000 shares are classified as Class D shares, 100,000,000 shares are classified as Class DX shares, 100,000,000 shares are classified as Class I shares, 100,000,000 shares are classified as Class IX shares, 94,000,000 shares are classified as Class S shares and 97,000,000 shares are classified as Class T shares, and 100,000,000 shares are classified as preferred stock with a par value $0.01 per share. Our Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares, Class T shares or shares of any other class or series of stock without stockholder approval. We will not sell Class AX shares, Class DX shares or Class IX shares in our public offering of up to $575,000,000 in shares of our common stock, which we refer to as our “shares”, consisting of up to $500,000,000 million in shares in our primary offering and up to $75,000,000 in shares pursuant to our distribution reinvestment plan (the “Public Offering”).

In addition, on January 18, 2022, we began offering Class P interests in SWIF II OP, or Class P OP Units, and Class PX interests in SWIF II OP, or Class PX OP Units, in a private offering to accredited investors only pursuant to a confidential private placement memorandum (the “OP Unit Offering”). We terminated the OP Unit Offering prior to commencement of the Public Offering. The Class P OP Units and Class PX OP Units are exchangeable at the applicable exchange ratio, in certain circumstances, into Class I shares and Class IX shares.

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

We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to our Advisor, the performance participation allocation that SWIF II OP may pay to our Advisor, dealer manager fees, selling commissions and stockholder servicing fees we will pay to the dealer manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties.

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

We entered into the Expense Support Agreement with SWIF II OP and our Advisor on August 18, 2023, with an effective date of July 13, 2021. Pursuant to the Expense Support Agreement, our Advisor has agreed to defer certain fees and reimbursement of certain of our expenses, subject to the terms of the Expense Support Agreement. Our Advisor may be required to pay or be entitled to reimbursement of fees that it had deferred and expenses that had been paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, our Advisor could incur or reimburse maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit.

On August 12, 2025, the Company entered into the Amended and Restated Expense Support Agreement, by and among the Company, SWIF II OP and the Advisor, which, among other things, consolidates separate amendments to the original expense support agreement that were entered into by and among the Company, SWIF II OP and the Advisor following the entry into the original expense support agreement on August 18, 2023.

On August 12, 2025, the Company entered into the Third Amendment to the Amended and Restated Advisory Agreement, by and among the Company, SWIF II OP and the Advisor, which provides that the Advisor shall pay for certain organization and offering expenses incurred through the date on which the Company and SWIF II OP have raised an aggregate of $200 million in gross offering proceeds in all of their securities offerings (the “Threshold Raise Date”), and the Company shall reimburse the Advisor for all such organization and offering expenses during the five-year period following the Threshold Raise Date.

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

On March 15, 2023, we entered into a credit agreement with Sunflower Bank, N.A. and the other lenders thereto (the “Revolving Facility”) pursuant to which the Company may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Revolving Facility is March 15, 2028. The Revolving Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) SOFR for a one-month term in effect on such date plus 0.25% and (ii) the Maximum Rate (as defined in the Revolving Facility). The Revolving Facility’s SOFR rate loans hall bear interest at the lesser of (i) 2.75% plus Term SOFR for the Interest Period therefore and (ii) the Maximum Rate.

On January 21, 2025, the Company drew down $2,190,000 from the Revolving Facility to fund future development costs. On March 31, 2025, the Company drew down $3,315,795 from the Revolving Facility to fund future development costs. As of June 30, 2025, the outstanding loan payable balance was $34,840,795.

The Revolving Facility requires us to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) shall not be permitted to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) shall not be permitted to be less than 1.10 to 1.00; and (4) loan to value ratio shall not be permitted to be greater than 70%. As of June 30, 2025, we satisfied all financial covenants in relation to the Revolving Facility. Management expects the covenants over the next twelve months from the date of this Quarterly Report will continue to be met.

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

For the six months ended June 30, 2025 and 2024, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. Proceeds from our offerings have been used to fund the payment of distributions declared and distributed of $2,276,471 and $2,345,224 for the six months ended June 30, 2025 and 2024, respectively, as follows:

	Six Months Ended June 30,
	2025	2024
Distributions declared:
Paid or payable in cash	$2,276,472	$2,345,224
Reinvested in shares or units (DRP)	$953,277	$916,808
Total declared and distributed	$3,229,749	$3,262,032
Source of funds for distributions:
Offering Proceeds	$2,276,472	$2,345,224
Issuance of new shares of units (DRP)	$953,277	$916,808
Total sources for distributions	$3,229,749	$3,262,032

In addition to the Revolving Facility, we may decide to obtain other lines of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase program and for any other corporate purpose. Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

As of June 30, 2025, our current total liquidity is $497,318, representing $338,113 of cash and cash equivalents and $159,205 in undrawn balance on the Revolving Facility. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

The following table summarizes current and long-term material cash requirements as of June 30, 2025:

	Material Cash Requirements
		Less than			More than
	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations(1)	$3,699,054	$167,523	$342,542	$1,054,271	$2,134,718
Debt obligations	—	—	—	—	—
Principal payments	34,840,795	—	—	34,840,795	—
Interest payments(2)	6,767,406	2,460,875	2,460,875	1,845,656	—
Total	$45,307,255	$2,628,398	$2,803,417	$37,740,722	$2,134,718
(1)	Amounts include direct lease obligations, excluding any variable lease payments (such as payments based on revenues derived from the communications infrastructure located on the leased asset).
(2)	Interest payments are estimated for variable rate debt obligation based on the most current variable interest rate in effect at June 30, 2025.

Distributions

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

Our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our Board has the ability to change our policy regarding the source of distributions. We have and may continue to fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Advisor elects to receive its management fee in Class I shares or Class I OP Units and elects to receive distributions on its performance participation interest in Class I OP Units, how quickly we invest the proceeds from the Public Offering and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of our offerings will result in us having less funds available to acquire properties or other real estate-related investments.

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

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our Annual Report. No modifications have been made during the six months ended June 30, 2025 to these estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A “Risk Factors” in our Annual Report.

You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Financial volatility and geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and military action by Israel and the U.S. involving Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict and the U.S. military action in Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. We could experience negative impacts to our business and results of operations as a result of macroeconomic, geopolitical and other challenges, uncertainties and volatility. It is not possible to predict to what extent the foregoing events may negatively impact economies around the world, including the U.S. economy. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates. However, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT. You are urged to consult with your tax advisor regarding the effect of this on your effective tax rate with respect to REIT dividends.

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

Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than interests in taxable REIT subsidiaries and qualified real estate assets), and no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our assets can be represented by securities of one or more taxable REIT subsidiaries (other than qualified real estate assets). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to qualify and maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company during the three months ended June 30, 2025.

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

As of the date of this filing, we had accepted investors’ subscriptions for the Public Offering and issued approximately 29,825 Class T shares and 1,403,359 Class I shares, including the purchase of 1,340,070 Class I shares by our Sponsor, resulting in receipt of total gross proceeds of approximately $14,652,240. We intend to use the net proceeds from such sales to (1) make investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into and (3) fund repurchases under our share repurchase program. The share classes have different selling commissions, dealer manager fees and ongoing stockholder servicing fees. Each class of shares of our common stock will be sold at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed NAV per share due to the impact of one or more factors, including as a result of significant market events or disruptions or force majeure events.

From inception through June 30, 2025, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering, the OP Unit Offering, and the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,917,951	Actual
Other organization and offering costs	7,948,892	Actual
Total	$9,866,843

As of June 30, 2025, the net offering proceeds to us from our Private Offering, the OP Unit Offering, and the Public Offering, after deducting the total expenses incurred as described above, were approximately $135,497,519.

We expect to use the net proceeds from our offerings for the purpose of acquiring and/or establishing, operating, managing and leasing digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, we may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, or DAS, and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth. As of June 30, 2025, through wholly-owned subsidiaries of SWIF II OP, we owned 100% of the fee simple interest in 44 cell towers with associated ground leases or easements, 87 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through the DataCom Joint Venture, which is an unconsolidated joint venture, in 142 cell towers with associated ground leases or easements, 2 rooftop easements, and 211 tenant operating leases and other related assets.

Distributions

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

The Board authorized, and the Company declared, distributions through June 30, 2025 in an amount equal to $0.27 per share, and for the period April 1, 2025 through June 30, 2025 in an amount equal to $0.001479452 per day (or approximately $0.54 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, class-specific stockholder servicing fees that are deducted from the gross distributions for each share class. The distributions were payable by the 1st business day following each month end to stockholders of record at the close of business each day during the prior month.

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

For the six months ended June 30, 2025 and 2024, the Company declared distributions of $3,235,257 and $3,262,032, respectively, of which $378,929 and $552,127, respectively, was unpaid as of the respective reporting dates and has been recorded as “Distributions payable” on the accompanying consolidated balance sheets. All of the unpaid distributions as of June 30, 2025 and June 30, 2024 were paid during July 2025 and July 2024, respectively. For the six months ended June 30, 2025 and 2024, $953,277 and $916,808, respectively, were reinvested as additional shares of the same share class at the applicable purchase price per share. During the six months ended June 30, 2025 and June 30, 2024, the Company incurred $2,281,980 and $2,345,224, respectively, in aggregate distributions to stockholders and unitholders from net proceeds from its offerings.

In general, in lieu of receiving cash distributions that are authorized by our Board, distributions to holders of Class AX shares, Class DX shares and Class IX shares are deemed distributed and then invested in additional shares of the same class at the applicable transaction price per share, net of any selling commissions associated with the applicable share class.

The following table provides information regarding distributions declared by the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Distributions
Paid in cash	$1,903,051	$1,793,097
Payable	378,929	552,127
Reinvested in shares	953,277	916,808
Total distributions	$3,235,257	$3,262,032

Distribution Reinvestment Plan

The Company is offering up to $75 million in shares pursuant to the Company’s Distribution Reinvestment Plan (“DRP”) at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares will be reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of June 30, 2025, $4,313,645 in distributions were reinvested pursuant to the Company’s DRP.

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

During the six months ended June 30, 2025, the Company repurchased 882,975 shares of common stock under the share repurchase program. The amount repurchased was less than the share repurchase requests received for the same period due to the repurchase limit being met for the quarter in June 2025.

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	Repurchases as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
January 2025	121,767	121,767	$10.3054	1.2%
February 2025	92,088	92,088	$10.2208	0.9%
March 2025	343,609	169,357	$10.3329	1.7%
April 2025	422,928	169,595	$10.2398	1.7%
May 2025	643,789	164,401	$10.2472	1.7%
June 2025	683,798	165,767	$10.2438	1.7%

(1)    Represents aggregate NAV of the shares repurchased under our share repurchase program over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.

(2)    Repurchases are limited as described above. The 1.67% monthly NAV limit was reached for the month of June 2025. As of June 30, 2025, there were outstanding and unfulfilled repurchase requests for 518,031 shares of common stock.

SWIF II OP’s repurchase program with respect to Class P OP Units and Class PX OP Units (the “OP Unit repurchase program”) is a separate repurchase program from our share repurchase program; however, the terms of the OP Unit repurchase program generally mirror the terms of our share repurchase program, and it has the same limitations described above based on SWIF II OP’s aggregate NAV. Pursuant to the OP Unit repurchase program, to the extent we, on behalf of SWIF II OP, choose to repurchase OP Units in any particular month, we will only repurchase OP Units as of the opening of the last calendar day of that month (each such date, an “OP Unit Repurchase Date”). Repurchases will be made at the transaction price in effect on the OP Unit Repurchase Date, except that OP Units that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “OP Unit Early Repurchase Deduction”) of such OP Units. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The OP Unit Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder.

During the six months ended June 30, 2025, the Company repurchased the following OP Units:

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	Repurchases as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
January 2025	—	—	$—	—
February 2025	—	—	$—	—
March 2025	5,000	5,000	$10.4054	0.3%
April 2025	17,525	17,525	$10.3162	0.9%
May 2025	33,971	33,971	$10.3024	1.8%
June 2025	51,847	31,235	$10.2923	1.7%
(1)	Represents aggregate NAV of the units repurchased under the repurchase program over aggregate NAV of all units outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)	Repurchases are limited as described above. The 1.67% monthly NAV limit was reached for the month of June 2025. As of June 30, 2025, there were outstanding and unfulfilled repurchase requests for 20,612 OP Units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

Ex.	Description
3.1

Articles of Amendment and Restatement of StratCap Digital Infrastructure REIT, Inc., dated July 12, 2021 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.2

Articles Supplementary, dated December 3, 2021, Designating the Rights and Preferences of the 12.0% Series A Redeemable Cumulative Preferred Stock (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.3

Articles Supplementary, dated as of January 21, 2025 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.4

Articles of Amendment, dated as of December 23, 2024 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.5

Amended and Restated Bylaws of StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.1

Form of Distribution Reinvestment Plan (included as Appendix B in the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.2

Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C in the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.3

Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix D in the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.1

Fourth Amended and Restated Limited Partnership Agreement of SWIF II Operating Partnership, LP, by and between StratCap Digital Infrastructure REIT, Inc. and StratCap Digital Infrastructure Advisors II, LLC, dated as of June 23, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2025, and incorporated herein by reference)

10.2

Third Amendment to Amended and Restated Advisory Agreement, dated August 12, 2025, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2025, and incorporated herein by reference)

10.3

Amended and Restated Expense Support Agreement, dated August 12, 2025, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2025, and incorporated herein by reference)

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Included herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StratCap Digital Infrastructure REIT, Inc.

Date:	August 13, 2025	By:	/s/ James Condon
James Condon
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 13, 2025	By:	/s/ Michael Weidner
Michael Weidner
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)