Form 10-Q
period 2025-09-30
StratCap Digital Infrastructure REIT, Inc.
filed 2025-11-14
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the registrant had the following shares outstanding: 4,546,048 outstanding shares of Class A common stock, 1,413,116 outstanding shares of Class AX common stock, 4,081,245 outstanding shares of Class I common stock, 1,587,098 outstanding shares of Class IX common stock, and 43,411 outstanding shares of Class T common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,384,825	$2,512,642
Due from affiliates	648,657	257,096
Tenant and other receivables	607,954	418,375
Prepaid and other assets - net	7,489,606	7,353,470
Property and equipment - net	42,659,652	40,789,470
Intangible assets - net	26,195,561	26,735,234
Ground lease right of use assets - net	2,698,846	2,422,985
Investment in Datacom Joint Venture	36,368,871	40,122,786
TOTAL ASSETS	$118,053,972	$120,612,058
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and accrued liabilities	$907,817	$1,519,975
Redemptions payable	2,044,064	764,712
Due to affiliates	1,616,724	784,836
Distributions payable	360,695	548,514
Deferred rental revenue	125,361	15,098
Asset retirement obligations - net	2,132,386	1,866,090
Lease liabilities - net	2,762,521	2,458,799
Intangible liabilities - net	692,312	881,124
Loan payable	34,840,795	29,335,000
Interest expense payable	83,869	91,287
Performance participation allocation payable to affiliate	948,118	948,118
Total liabilities	46,514,662	39,213,553
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock – Class A shares, $0.01 par value per share, 6,000,000 and 100,000,000 shares authorized, 4,588,397 and 4,990,586 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$45,884	$49,906
Common stock – Class AX shares, $0.01 par value per share, 3,000,000 and 100,000,000 shares authorized, 1,428,954 and 1,423,800 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	14,290	14,238
Common stock – Class D shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock – Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock – Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 3,399,388 and 1,828,031 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	33,994	18,283
Common stock – Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,622,244 and 1,934,499 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	16,222	19,345
Common stock – Class S shares, $0.01 par value per share, 94,000,000 and 0 shares authorized, 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock – Class T shares, $0.01 par value per share, 97,000,000 and 0 shares authorized, 31,909 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	319	—
Additional paid-in-capital	106,696,189	97,708,275
Accumulated deficit and cumulative distributions	(41,440,727)	(28,660,011)
Total shareholders’ equity	65,366,171	69,150,036
Non-controlling interests - SWIF II OP	6,173,139	12,248,469
Total Equity	71,539,310	81,398,505
TOTAL LIABILITIES AND EQUITY	$118,053,972	$120,612,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES :
Rental revenues	$1,172,741	$1,041,304	$3,325,164	$2,871,236
Total revenues	1,172,741	1,041,304	3,325,164	2,871,236
EXPENSES:
Property operating expenses	275,777	173,025	671,546	426,402
General and administrative	1,151,113	682,751	2,581,617	3,293,450
Asset management fees	382,979	374,598	1,116,321	1,115,499
Depreciation and amortization	1,212,876	1,015,901	3,317,556	2,589,925
Accretion expense	26,043	20,351	74,431	50,648
Performance participation allocation	(165,100)	948,118	—	948,118
Total expenses	2,883,688	3,214,744	7,761,471	8,424,042
Loss on investment in Datacom Joint Venture	(1,381,269)	(776,113)	(3,753,915)	(2,162,548)
Interest expense	(659,390)	(515,036)	(1,869,223)	(1,238,493)
Interest income	2,628	27,931	6,924	222,394
NET LOSS	(3,748,978)	(3,436,658)	(10,052,521)	(8,731,453)
Net loss allocated to non-controlling interests in SWIF II OP	(429,875)	(513,166)	(1,384,998)	(1,274,443)
Net loss attributable to Company stockholders	$(3,319,103)	$(2,923,492)	$(8,667,523)	$(7,457,010)
Basic and diluted loss per share	$(0.31)	$(0.28)	$(0.83)	$(0.72)
Basic and diluted weighted average shares outstanding	10,866,514	10,521,265	10,386,211	10,371,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

	Shareholders’ Equity										Non-controlling Interests
									Accumulated
	Class A	Class AX	Class I	Class IX	Class T	Class S		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- June 30, 2025	4,709,994	1,449,051	2,168,458	1,738,483	9,443	—	$100,609	$93,262,022	$(36,729,805)	$56,632,826	1,666,029	183,853	$11,259,670	$67,892,496
Common shares issued	—	—	1,276,157	—	22,466	—	12,985	13,165,688	—	13,178,673	—	—	-	13,178,673
Common units issued	—	—	—	—	—	—	—	—	—	-	—	—	-	—
Offering costs	—	—	—	—	—	—	—	(11,411)	—	(11,411)	—	—	-	(11,411)
Exchange of common shares and common units	6,193	(6,276)	347,822	4,871	—	—	3,526	3,589,539	—	3,593,065	(350,000)	—	(3,593,065)	—
Common shares canceled	—	—	(180,000)	—	—	—	(1,800)	1,800	—	-	—	—	-	—
Contribution attributable to waived management fee	—	—	—	—	—	—	—	1,439,000	—	1,439,000	—	—	-	1,439,000
Stock-based compensation expense	—	—	—	—	—	—	—	49,257	—	49,257	—	—	-	49,257
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	—	—	(1,391,819)	(1,391,819)	—	-	(221,660)	(1,613,479)
Distribution reinvestment	—	18,919	10,059	19,047	—	—	485	484,207	—	484,692	—	2,357	23,873	508,565
Redemptions of common shares and common units	(127,790)	(32,740)	(223,108)	(140,157)	—	—	(5,096)	(5,283,913)	—	(5,289,009)	(74,446)	(10,727)	(865,804)	(6,154,813)
Net loss	—	—	—	—	—	—	—	—	(3,319,103)	(3,319,103)	—	—	(429,875)	(3,748,978)
BALANCE- September 30, 2025	4,588,397	1,428,954	3,399,388	1,622,244	31,909	—	$110,709	$106,696,189	$(41,440,727)	$65,366,171	1,241,583	175,483	$6,173,139	$71,539,310

	Shareholders’ Equity										Non-controlling Interests
									Accumulated
	Class A	Class AX	Class I	Class IX	Class T	Class S		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- December 31, 2024	4,990,586	1,423,800	1,828,031	1,934,499	—	—	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505
Common shares issued	114,471	1,416	1,803,527	26,526	31,909	—	19,777	20,284,429	—	20,304,206	—	—	—	20,304,206
Common units issued	—	—	—	—	—	—	—	—	—	—	129,854	—	1,352,500	1,352,500
Offering costs	—	—	—	—	—	—	—	(3,633,823)	—	(3,633,823)	—	—	(26,778)	(3,660,601)
Exchange of common shares and common units	6,193	(6,276)	347,822	4,871	—	—	3,526	3,589,539	—	3,593,065	(350,000)	—	(3,593,065)	—
Common shares canceled	—	—	(180,000)	—	—	—	(1,800)	1,800	—	—	—	—	—	—
Contribution attributable to waived management fee	—	—	—	—	—	—	—	1,439,000	—	1,439,000	—	—	—	1,439,000
Stock-based compensation expense	—	—	—	—	—	—	—	113,343	—	113,343	—	—	—	113,343
Dividends and distributions declared ($0.40 per share/unit)	—	—	—	—	—	—	—	—	(4,113,193)	(4,113,193)	—	—	(735,543)	(4,848,736)
Distribution reinvestment	—	62,344	13,084	74,859	—	—	1,502	1,533,699	—	1,535,201	—	8,057	82,634	1,617,835
Redemptions of common shares and common units	(522,853)	(52,330)	(413,076)	(418,511)	—	—	(14,068)	(14,340,073)	—	(14,354,141)	(133,957)	(38,947)	(1,770,080)	(16,124,221)
Net loss	—	—	—	—	—	—	—	—	(8,667,523)	(8,667,523)	—	—	(1,384,998)	(10,052,521)
BALANCE- September 30, 2025	4,588,397	1,428,954	3,399,388	1,622,244	31,909	—	$110,709	$106,696,189	$(41,440,727)	$65,366,171	1,241,583	175,483	$6,173,139	$71,539,310

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Shareholders’ Equity								Non-controlling Interests
							Accumulated
	Class A	Class AX	Class I	Class IX		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- June 30, 2024	5,052,300	1,362,775	2,092,471	1,962,981	$104,707	$101,062,307	$(20,595,086)	$80,571,928	1,636,610	227,322	$14,350,214	$94,922,142
Common shares issued (Proceeds net of $38,083 in receivables and $208,337 of offering costs)	95,462	12,945	32,006	70,156	2,105	2,090,365	—	2,092,470	—	—	—	2,092,470
Common units issued (Proceeds net of $225,000 in receivables and $34,153 of offering costs)	—	—	—	—	—	—	—	—	54,616	(2,978)	270,848	270,848
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	(1,432,170)	(1,432,170)	—	—	(252,948)	(1,685,118)
Distribution reinvestment	—	18,432	—	26,136	445	456,448	—	456,893	—	2,847	29,147	486,040
Redemptions of common shares and common units	(113,940)	(13,274)	(120,260)	(127,269)	(3,748)	(3,838,818)	—	(3,842,566)	(71,674)	(17,074)	(910,489)	(4,753,055)
Net loss	—	—	—	—	—	—	(2,923,492)	(2,923,492)	—	—	(513,166)	(3,436,658)
BALANCE- September 30, 2024	5,033,822	1,380,878	2,004,217	1,932,004	$103,509	$99,770,302	$(24,950,748)	$74,923,063	1,619,552	210,117	$12,973,606	$87,896,669

	Shareholders’ Equity								Non-controlling Interests
							Accumulated
	Class A	Class AX	Class I	Class IX		Additional	Deficit and	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Par Value	Paid-In	Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
BALANCE- December 31, 2023	4,710,257	1,316,975	1,726,264	1,659,843	$94,134	$90,638,994	$(13,291,662)	$77,441,466	1,651,698	249,337	$16,065,551	$93,507,017
Common shares issued (Proceeds net of $38,083 in receivables and $807,997 of offering costs)	798,413	169,420	469,638	341,363	17,788	17,748,908	—	17,766,696	—	—	—	17,766,696
Common units issued (Proceeds net of $225,000 in receivables and $106,797 of offering costs)	—	—	—	—	—	—	—	—	182,161	5,800	1,590,704	1,590,704
Dividends and distributions declared ($0.40 per share/unit)	—	—	—	—	—	—	(4,202,076)	(4,202,076)	—	—	(758,291)	(4,960,367)
Distribution reinvestment	—	55,317	—	72,820	1,281	1,308,942	—	1,310,223	—	9,073	92,625	1,402,848
Redemptions of common shares and common units	(474,848)	(160,834)	(191,685)	(142,022)	(9,694)	(9,926,542)	—	(9,936,236)	(214,307)	(54,093)	(2,742,540)	(12,678,776)
Net loss	—	—	—	—	—	—	(7,457,010)	(7,457,010)	—	—	(1,274,443)	(8,731,453)
BALANCE- September 30, 2024	5,033,822	1,380,878	2,004,217	1,932,004	$103,509	$99,770,302	$(24,950,748)	$74,923,063	1,619,552	210,117	$12,973,606	$87,896,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(10,052,521)	$(8,731,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments in Datacom Joint Venture	3,753,915	2,162,548
Depreciation and amortization	3,317,556	2,588,925
Asset retirement obligation - accretion expense	74,431	50,648
Amortization of deferred financing costs	65,081	47,871
Straight-line rental income	(143,570)	(157,098)
Non-cash lease expense	134,215	86,939
Above market lease amortization	47,133	47,133
Below market lease amortization	(188,812)	(188,812)
Stock-based compensation expense	113,343	—
Changes in operating assets and liabilities:
Tenant and other receivables	(46,009)	33,031
Due from affiliates	(86,798)	300,973
Prepaid and other assets - net	(2,383)	(16,813)
Accounts payable and accrued liabilities	(335,086)	(159,355)
Deferred rental revenue	110,263	21,724
Due to affiliates	1,458,284	97,528
Lease liabilities - net	(106,354)	(73,126)
Interest expense payable	(7,418)	27,857
Performance participation allocation payable	—	(244,087)
Net cash used in operating activities	(1,894,730)	(4,105,567)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Asset acquisitions	(3,311,562)	(16,382,016)
Capital contributions to Datacom Joint Venture	—	(3,919,192)
Prepaid acquisition costs	(3,825,492)	(2,155,868)
Due from affiliates - Prepaid acquisition costs	—	2,287,362
Net cash used in investing activities	(7,137,054)	(20,169,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	5,505,795	8,650,000
Proceeds from issuance of common shares	20,305,330	18,175,019
Redemptions paid to common shareholders	(13,317,711)	(8,136,470)
Offering costs for issuance of common shares	(969,291)	(737,514)
Deferred offering costs	—	(1,079,133)
Dividends and distributions paid to common shares	(2,739,111)	(2,854,696)
Proceeds from issuance of non-controlling interest - SWIF II OP common units	1,352,500	1,697,500
Redemptions paid to non-controlling interest - SWIF II OP common units	(1,527,158)	(2,424,120)
Offering costs for issuance of non-controlling interest - SWIF II OP common units	(26,778)	(99,825)
Dividends and distributions paid to non-controlling interest - SWIF II OP common units	(679,609)	(671,016)
Net cash provided by financing activities	7,903,967	12,519,745

NET DECREASE IN CASH	(1,127,817)	(11,755,536)
CASH AND CASH EQUIVALENTS - Beginning of period	2,512,642	14,697,790
CASH AND CASH EQUIVALENTS - End of period	$1,384,825	$2,942,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,811,559	$1,162,765
Cash paid for operating leases	$253,615	$181,756

NONCASH INVESTING AND FINANCING ACTIVITIES:
Ground lease right of use assets obtained in exchange for operating lease liabilities	$410,076	$1,104,003
Dividends and distributions reinvested	$1,617,835	$1,402,848
Distributions payable to common shareholders	$304,761	$465,574
Offering costs included in due to affiliates	$535,532	$81,198
Receivable from affiliates	$243,272	$406,646
Addition of asset retirement obligations in relation to acquisitions	$193,208	$576,754
Distributions payable to non-controlling interest - SWIF II OP common units	$55,934	$81,712
Capital receivables included in tenant and other receivables	$—	$263,083
Redemptions payable	$2,044,064	$2,118,187
Prepaid acquisition costs applied to current period acquisitions	$1,190,703	$1,696,413
Prepaid offering costs reclassified to additional paid-in capital	$2,191,615	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS

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

The Company and SWIF II OP are externally managed by StratCap Digital Infrastructure Advisors II, LLC (f/k/a Strategic Wireless Infrastructure Fund Advisors, LLC), a Delaware limited liability company (the “Advisor”). As an externally managed entity with no employees, the Advisor is responsible for the day-to-day management of the Company, subject to the oversight of the Company’s board of directors (the “Board”). The Advisor is an affiliate of StratCap Investment Management, LLC (f/k/a Strategic Capital Fund Management, LLC), a Delaware limited liability company (the “Sponsor”). The Sponsor is indirectly owned by HMC USA Holdings LLC (“HMC”), a subsidiary of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital Limited”). As of November 14, 2025, the Sponsor has invested $26,524,738 in the Company and, as a result, acquired 2,613,000 Class I shares. StratCap Securities, LLC (f/k/a SC Distributors, LLC) is the Company’s dealer manager that is a Delaware limited liability company (“SCD”) affiliated with the Sponsor and broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

On February 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration of common stock for its initial public offering. The Company registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering and up to $75 million in shares under its distribution reinvestment plan (together, the “Public Offering”). The Company is offering any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares with a dollar value up to the maximum offering amount. The offering price per share for each class of the Company’s common stock sold in the Public Offering varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, and subject to ongoing stockholder servicing fees. As of November 14, 2025, the Company issued approximately 43,394 Class T shares and 2,717,919 Class I shares under its Public Offering, including the purchase of 2,613,000 Class I shares by the Sponsor, resulting in receipt of net proceeds of approximately $28,048,638.

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

Liquidity — The Company’s primary sources of capital are derived from the sale of our common shares and OP Units and loans from third-party financial institutions. The primary uses of capital will be to fund acquisitions of a variety of data centers, telecommunications and data infrastructure assets; the payment of operating expenses, including interest expense on any outstanding indebtedness; and the payment of authorized distributions and redemptions.

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

SWIF II OP is a VIE and a consolidated subsidiary of the Company. As of September 30, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $117.3 million and $44.1 million, respectively, and as of December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs were $119.3 million and $36.7 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

Tenant and Other Receivables — Tenant and Other Receivables includes rent and common area maintenance receivables, as well as the accumulated straight-line rent receivable balances. Management reviews rents receivable on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the specific rents receivable. The allowance for uncollectible accounts was $0 as of September 30, 2025 and December 31, 2024.

Due from Affiliates — The Due from Affiliates balance includes reimbursable acquisition related costs of $243,272 paid by the Company on behalf of Stratcap Wireless Datacom Ventures, LLC (the “Datacom Joint Venture”) as of September 30, 2025. The due from affiliates balance primarily includes reimbursable acquisition related costs of $224,723 paid by the Company on behalf of the Datacom Joint Venture as of December 31, 2024.

Prepaid and Other Assets — net — Prepaid and Other Assets — net primarily includes deferred transaction and acquisition costs, deferred financing costs and prepaid insurance and ground rents. Deferred transaction and acquisition costs, which were $7,146,951 and $4,764,345 as of September 30, 2025 and December 31, 2024, respectively, include deposits and costs associated with due diligence and other pre-acquisition related activities. Deferred financing costs consist of lender’s fees, legal and other loan costs incurred in connection with the revolving line of credit. Deferred financing costs are amortized over the contractual terms of the respective financings using the straight-line method, which approximates the effective interest rate method. As of September 30, 2025 and December 31, 2024, deferred financing costs were $209,705 and $274,785, respectively, net of accumulated amortization of $185,923 and $120,843, respectively. For the three months ended September 30, 2025 and 2024, $21,594 and $15,957, respectively, of deferred financing costs were amortized and included in interest expense in the accompanying consolidated statement of operations. For the nine months ended September 30, 2025 and 2024, $65,081 and $47,871, respectively, of deferred financing costs were amortized and included in interest expense in the accompanying consolidated statement of operations.

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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When an asset to be held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, geographic location, lease-up potential and expected timing of lease-up, demand for wireless communication infrastructure, estimates regarding tenant cancellations and renewals of tenant contracts, and estimated additions of new equipment. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated by the Company may not be achieved and the Company may be required to recognize future impairment losses on its long-lived assets. During the three and nine months ended September 30, 2025 and 2024, the Company determined that no impairment charges were necessary.

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

Offering Costs — Offering costs are charged to equity as such amounts are incurred. Deferred Offering costs were $0 and $2,191,615 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company recognizes revenue on a straight-line basis. Therefore, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight-line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $43,917 and $52,894 for the three months ended September 30, 2025 and September 30, 2024, respectively. Straight-line rental revenue was $143,570 and $157,097 for the nine months ended September 30, 2025 and September 30, 2024, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

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

Pursuant to the Equity Incentive Plan, in March 2025, the Company granted 19,265 shares of restricted stock to Directors of the Company that vest over a period of up to one year from the date of grant. There were no stock awards issued during the three and nine months ended September 30, 2024. For the three months and nine months ended September 30, 2025, the Company recognized stock compensation expense amounting to $49,257 and $113,343, respectively. Such expense was based on the grant date fair value for time-based awards that are probable of vesting, which fair value calculation used the most recently disclosed NAV per share offering price at the time of grant. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

Earnings per Share — Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. The Company considers the effect of other potentially dilutive securities, including the OP Units, which may be redeemed for shares of the Company’s common stock under certain circumstances, and includes them in the Company’s computation of diluted EPS under the if-converted method when their inclusion is dilutive. The Company did not have any stock-based compensation awards or other potentially dilutive securities during the three and nine months ended September 30, 2024, and such awards were not dilutive for the three and nine months ended September 30, 2025. Unvested restricted stock awards that receive nonforfeitable dividends are considered participating securities and, therefore, are included in the earnings allocation in the calculation of basic and diluted earnings per share using the two-class method when net income is available for allocation. These awards are not included in the denominator of basic or diluted earnings per share until they vest.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2025 or December 31, 2024.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks — As of September 30, 2025 and December 31, 2024, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

For the nine months ended September 30, 2025, the Company owned cell towers located in Indiana, Tennessee and Texas that account for approximately 22.15%, 32.28% and 15.99%, respectively, of total rental revenue. For the nine months ended September 30, 2024, the Company owned cell towers located in Indiana, Georgia and Tennessee that account for approximately 29.75%, 7.09%, and 24.42%, respectively, of total rental revenue.

For the nine months ended September 30, 2025, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 62.48% and 26.65%, respectively, of total cell tower rental revenue. For the nine months ended September 30, 2024, cell tower leases with tenants under common control of Verizon Communications Inc. and its subsidiaries and AT&T Inc. and its subsidiaries accounted for approximately 60.78% and 30.48%, respectively, of total cell tower rental revenue.

The Company owned data centers located in Missouri and California that account for approximately 62.91% and 37.09%, respectively, of total data center rental revenue for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company owned data centers located in Missouri and California that accounted for approximately 62.31% and 37.69%, respectively of total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.28%, 22.63% and 37.09%, respectively, of total data center rental revenue for the nine months ended September 30, 2025. Data center leases with tenants under common control of TierPoint and AT&T Inc. and its subsidiaries accounted for approximately 39.87% and 37.69%, respectively, of total data center rental revenue for the nine months ended September 30, 2024.

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

Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Company during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of SWIF II OP during the period. The Company’s ownership interest in SWIF II OP was 89% and 85% as of September 30, 2025 and December 31, 2024, respectively.

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

Recent Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s consolidated financial statements and will adopt this standard for the year ended December 31, 2027.

3.	ASSET ACQUISITIONS

The following table summarizes the asset acquisitions for the nine months ended September 30, 2025:

						Asset
			Number of Properties	Total Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Cell Towers:
Plada Heights	Tennessee	January 22, 2025	1	$623,495	$—	$26,468
Lemont Lane	Tennessee	February 5, 2025	1	676,379	93,083	26,460
Murfreesboro	Tennessee	May 6, 2025	1	678,595	90,556	29,113
Anchor	Tennessee	May 23, 2025	1	627,811	—	27,777
Rockvale	Tennessee	June 23, 2025	1	628,838	—	26,453
Swindell Mill	Tennessee	July 9, 2025	1	617,550	60,314	30,473
Ringgold	Georgia	September 29, 2025	1	652,622	104,314	26,464
Total			7	$4,505,290	$348,267	$193,208

The following table summarizes the asset acquisitions for the nine months ended September 30, 2024:

						Asset
			Number of Properties	Total Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Cell Towers:
Whip Communications	Iowa	January 10, 2024	2	$1,966,205	$156,489	$62,375
East River	Ohio	January 24, 2024	1	677,954	—	35,049
BTO	Maryland	February 29, 2024	1	1,542,835	66,980	45,869
Trinity Park	Tennessee	January 17, 2024	1	537,500	86,942	29,218
West Maryville	Tennessee	January 31, 2024	1	473,894	115,123	27,870
Oakbrook	South Carolina	January 31, 2024	1	538,962	127,316	27,870
Dream Central	Tennessee	February 16, 2024	1	540,398	116,742	29,225
Norton	Tennessee	April 2, 2024	1	955,897	116,292	27,884
North Sequatchie	Tennessee	April 30, 2024	1	594,588	86,610	27,898
Bluhmtown	Tennessee	May 31, 2024	1	652,212	—	26,546
CellTex	Texas	July 12, 2024	3	7,195,440	—	122,737
Adirondack	New York	July 31, 2024	1	687,651	—	31,964
Lebanon	North Carolina	August 19, 2024	1	633,797	116,130	27,865
Dry Branch	Tennessee	August 23, 2024	1	513,541	—	26,521
Meadow Creek	Tennessee	August 23, 2024	1	513,710	79,215	27,863
Total			18	$18,024,584	$1,067,839	$576,754
(1)	Includes capitalized acquisition-related costs.
(2)	Right-of-use assets were obtained in exchange for the assumption of operating lease liabilities of the same values as part of the asset acquisitions.
(3)	Asset retirement obligations were assessed as part of the asset acquisitions.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements from the date of acquisition. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates as of September 30, 2025 and September 30 2024:

	September 30, 2025	September 30, 2024
Assets:
Cell towers	$2,923,506	$7,030,954
Land	89,536	—
Contract rights and tenant relationships	433,461	7,811,199
Network location & capacity	1,025,472	2,981,801
Rooftop easements and ground easements	226,523	777,384
Right-of-use assets obtained in exchange for operating lease liabilities	348,267	1,067,839
Total assets acquired	5,046,765	19,669,177
Liabilities:
Asset retirement obligation	193,208	576,754
Ground lease liability	348,267	1,067,839
Total liabilities assumed	541,475	1,644,593
Total Purchase Price	$4,505,290	$18,024,584

4.	PROPERTY AND EQUIPMENT – NET

Property and equipment – net consist of the following as of September 30, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	September 30, 2025	December 31, 2024
Land		$3,970,950	$3,881,414
Cell towers	20	17,332,146	14,424,240
Building	35 - 44	22,871,656	22,871,656
Site improvements	12 - 14	1,624,532	1,624,532
Total property and equipment		45,799,284	42,801,842
Less accumulated depreciation		(3,139,632)	(2,012,372)
Total property and equipment - net		$42,659,652	$40,789,470

Depreciation expense was $401,140 and $321,888 for the three months ended September 30, 2025 and 2024, respectively, and $1,106,830 and $893,573 for the nine months ended September 30, 2025 and 2024, respectively.

5.	INTANGIBLE ASSETS – NET

Intangible assets – net consist of the following as of September 30, 2025 and December 31, 2024:

	Estimated Useful Life (in years)	September 30, 2025	December 31, 2024
Contract rights and tenant relationships	10 - 13	$19,620,419	$19,184,027
Network location & capacity	10	11,030,774	9,967,003
Rooftop easements and ground easements	20	1,348,557	1,122,033
Above market leases	13	806,494	806,494
Total intangible assets		32,806,244	31,079,557
Less accumulated amortization		(6,610,683)	(4,344,323)
Total intangible assets - net		$26,195,561	$26,735,234

Amortization expense was $811,379 and $693,013 for the three months ended September 30, 2025, and 2024, respectively, and $2,209,658 and $1,695,352 for the nine months ended September 30, 2025, and 2024, respectively. Above market lease amortization of $15,711 and $15,711 was included as an adjustment to rental revenues in the consolidated statement of operations for the three months ended September 30, 2025, and 2024, respectively, and $47,133 and $47,133 for the nine months ended September 30, 2025 and 2024, respectively.

The following table represents the weighted average remaining useful lives of the intangible assets as of September 30, 2025, and September 30, 2024:

Weighted-Average Remaining Life (Years)	September 30, 2025	September 30, 2024
Contract rights and tenant relationships	9	9
Network location & capacity	8	8
Rooftop easements and ground easements	19	19
Above market lease	10	11

The following sets forth future annual amortization for acquisition-related intangibles for the next five years ended December 31 and thereafter:

Years ending December 31:
Remainder of 2025	774,259
2026	3,097,034
2027	3,097,034
2028	3,097,034
2029	3,097,034
Thereafter	13,033,166
Total	$26,195,561

6.	INTANGIBLE LIABILITIES – NET

Intangible liabilities – net consisted of the following as of September 30, 2025, and December 31, 2024:

	Estimated Useful Life (in years)	September 30, 2025	December 31, 2024
Below market leases	5	$1,321,686	$1,321,686
Total intangible liabilities		1,321,686	1,321,686
Less accumulated amortization		(629,374)	(440,562)
Total intangible liabilities - net		$692,312	$881,124

Amortization recorded on the lease intangible liabilities for the three months ended September 30, 2025, and 2024 was $62,937 and $62,937, respectively, and for the nine months ended September 30, 2025 and 2024 was $188,812 and $188,812, respectively. The amount of amortization was recorded as an increase to rental revenue in the Company’s consolidated statements of operations.

The following table represents the weighted average remaining useful lives of the intangible liabilities as of September 30, 2025, and September 30, 2024:

Weighted-Average Remaining Life (Years)	September 30, 2025	September 30, 2024
Below market leases	3	4

The following sets forth future annual amortization for intangible liabilities for the next five years ended December 31:

Years ending December 31:
Remainder of 2025	62,937
2026	251,750
2027	251,750
2028	125,875
2029	—
Thereafter	—
Total	$692,312

7.	LOAN PAYABLE

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

On July 11, 2024, the Company drew down $8,000,000 for the acquisition of a cell tower portfolio located in Texas and potential future acquisitions. On August 16, 2024, the Company drew down $650,000 for the acquisition of a cell tower portfolio located in North Carolina. On October 14, 2024, the Company drew down $1,445,000 for the payment of the Dry Branch, Sandy Springs, Longview and Plada Heights development invoices. On December 5, 2024, the Company drew down $2,215,000 for the debt funding re-imbursement regarding prepaid development expenses. On December 18, 2024, the Company drew down $375,000 for the acquisition of Cherokee Orchard. On January 21, 2025, the Company drew down $2,190,000 to fund future development costs. On March 31, 2025, the Company drew down $3,315,795 to fund future development costs. As of September 30, 2025, and December 31, 2024, the outstanding loan payable balance was $34,840,795 and $29,335,000, respectively.

The Revolving Facility requires the Company to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) shall not be permitted to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) shall not be permitted to be less than 1.10 to 1.00; and (4) the loan to value ratio shall not be permitted to be greater than 70%. The Company is in compliance with these financial covenants as of September 30, 2025.

As of September 30, 2025, the carrying value of the Company’s loan payable approximates its fair value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Revolving Facility and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3.

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

	September 30, 2025	December 31, 2024
Beginning balance	$1,866,090	$1,133,154
Additions	191,865	660,142
Accretion expense	74,431	72,794
Ending balance	$2,132,386	$1,866,090

As of September 30, 2025, the estimated undiscounted future cash outlay for asset retirement obligations was $12,183,470.

9.	EQUITY (DEFICIT)

Authorized Shares and Units — As of September 30, 2025, the Company had authority under its Articles of Amendment and Restatement dated July 12, 2021(as amended and/or supplemented, the “Charter”) to issue Series A preferred shares and shares of common stock consisting of Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S and Class T shares. Additionally, the Company also had authority pursuant to the Fourth Amended and Restated Limited Partnership Agreement of SWIF II OP dated as of June 23, 2025 (as amended, the “LPA”) to issue SWIF II OP units (See further discussion under “SWIF II OP Limited Partnership Units” below).

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

As of September 30, 2025, the Company had authority to issue 601,417,066 SWIF II OP units, consisting of the following:

	Number of SWIF II	Number of SWIF II
Classification	OP Units Authorized	OP Units Outstanding	Par Value ($)
Class A OP Units	6,000,000	4,588,397	0.01
Class AX OP Units	3,000,000	1,428,954	0.01
Class D OP Units	100,000,000	—	0.01
Class DX OP Units	100,000,000	—	0.01
Class I OP Units	100,000,000	3,399,388	0.01
Class IX OP Units	100,000,000	1,622,244	0.01
Class S OP Units	94,000,000	—	0.01
Class T OP Units	97,000,000	31,909	0.01
Class P OP Units	1,241,583	1,241,583	0.01
Class PX OP Units	175,483	175,483	0.01
Total	601,417,066	12,487,958

Dividends and Distributions — The Board may, from time to time, authorize and direct the Company to declare and pay to stockholders such dividends or other distributions in cash or other assets of the Company or in securities of the Company, including in shares of one class payable to holders of shares of another class, or from any other source as the Board in its sole and absolute discretion shall determine. The Board shall endeavor to authorize and direct the Company to declare and pay such dividends and other distributions as shall be necessary for the Company to qualify as a REIT under the Code; provided, however, stockholders shall have no right to any dividend or other distribution, unless and until authorized by the Board and declared by the Company. For the three and nine months ended September 2025 and 2024, respectively, the following cash dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2025	2024	2025	2024
Class A Common Stock	$638,034	$686,619	$1,957,079	$2,057,082
Class AX Common Stock	5,768	891	9,941	2,097
Class I Common Stock	259,273	286,611	730,741	813,773
Class IX Common Stock	37,205	6,083	54,591	9,747
Class T Common Stock	3,455	—	4,158	—
Class P OP Units	203,637	222,689	662,326	663,988
Class PX OP Units	302	3,007	5,310	4,437

Total	$1,147,674	$1,205,900	$3,424,146	$3,551,124

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2025	2024	2025	2024
Class A Common Stock	$—	$—	$—	$—
Class AX Common Stock	190,603	188,589	571,711	564,824
Class I Common Stock	101,649	—	132,607	—
Class IX Common Stock	189,547	268,304	680,572	745,399
Class T Common Stock	—	—	—	—
Class P OP Units	—	—	—	—
Class PX OP Units	23,872	29,147	74,058	92,625
Total	$505,671	486,040	$1,458,948	$1,402,848

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

Share Cancellation by StratCap Investment Management, LLC — On September 26, 2025, the Board approved a program pursuant to which the Sponsor may, over the course of twelve months, periodically cancel certain shares of common stock of the Company held by the Sponsor for no consideration (the “Cancellation Program”). In connection with the Cancellation Program, on September 26, 2025 and September 28, 2025, the Board accepted the cancellations of (i) 90,000 Class I shares and 90,000 Class I shares held by the Sponsor, respectively, for no consideration, for an aggregate cancellation of 180,000 Class I shares and (ii) a corresponding number of Class I OP units in SWIF II OP.

Determination of Public Offering Share Purchase Prices — The Board approves a NAV per share for each class of common stock with outstanding shares each 30-day period from December 2024 consistent with the Advisor’s determination. In the Public Offering, each class of common stock will be sold at the “transaction price”, which generally will equal the NAV per share of each class of common stock, plus applicable upfront selling commissions and dealer manager fees. In connection with the September 2025 NAV determination, the offering prices for each class of shares in the Public Offering were $10.0721 per Class T share, $10.0991 per Class S share, $10.0991 per Class D share and $10.0991 per Class I share.

Selling Commissions and Dealer Manager Fees — The dealer manager is entitled to receive selling commissions of 1.5% on Class D shares, 3.0% on Class T shares, and 3.5% on Class S shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class I shares do not incur selling commissions. The dealer manager is also entitled to receive dealer manager fees of 0.5% on Class T shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class D shares, Class I shares, and Class S shares do not incur dealer manager fees. The dealer manager is also entitled to receive a stockholder servicing fee of 0.25%, 0.85%, 0.85% per annum of the aggregate NAV of the Company's outstanding Class D shares, Class S shares, and Class T shares, respectively. The stockholder servicing fee with respect to Class T shares consists of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. There is no stockholder servicing fee with respect to Class I shares. The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class D, Class S, and Class T share is sold during the Offering.

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

The following table summarizes the statements of operations of the Datacom Joint Venture for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental revenues	$1,539,127	$832,731	$4,271,496	$2,858,662
Rental operating and other expenses	(799,158)	(318,822)	(2,078,378)	(1,292,060)
Management fees payable to affiliate	(258,230)	(293,735)	(607,264)	(592,114)
Depreciation and amortization	(2,696,390)	(2,068,497)	(7,681,634)	(5,878,833)
Interest expense	(769,872)	—	(1,929,080)	—
Net loss of Datacom Joint Venture	$(2,984,523)	$(1,848,323)	$(8,024,860)	$(4,904,345)
The Company’s allocated loss from Datacom Joint Venture	$(1,381,269)	$(776,113)	$(3,753,915)	$(2,162,548)

The following table summarizes the balance sheets of the Datacom Joint Venture as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets
Property and equipment, net	$54,294,438	$51,256,072
Intangible assets, net	63,939,138	61,570,267
Other assets, net	13,977,895	12,972,693
Total assets	$132,211,471	$125,799,032
Liabilities and members’ capital
Accounts payable and accrued liabilities	$2,175,093	$781,914
Due to affiliates	698,934	193,014
Acquisition, asset and property management fees payable	1,250,569	753,555
Loan payable, net	43,035,111	32,375,896
Other liabilities, net	15,169,300	13,780,190
Members’ capital	69,882,464	77,914,463
Total liabilities and members’ capital	$132,211,471	$125,799,032
The Company’s investment in Datacom Joint Venture	$36,368,871	$40,122,786

During the nine months ended September 30, 2025, no member capital contributions were made in the Datacom Joint Venture. For the nine months ended September 30, 2024, the Datacom Joint Venture had member capital contributions of $8,193,081 of which the Company contributed $3,919,185.

During the nine months ended September 30, 2025, the DataCom Joint Venture acquired the following portfolios of cell tower assets:

Property	Acquisition Date	Number of Towers	Property Type	Acquisition Cost
Honey Bear	June 13, 2025	1	Cell Towers	$490,943
Austin	July 2, 2025	1	Cell Towers	656,479
Blackwell	July 2, 2025	1	Cell Towers	656,412
Goodfaith	July 2, 2025	1	Cell Towers	1,784,902
Hambro Tree	July 2, 2025	1	Cell Towers	656,408
Madeon	July 2, 2025	1	Cell Towers	2,294,846
Rosie	July 2, 2025	1	Cell Towers	657,892
Rutherford	July 2, 2025	1	Cell Towers	757,117
Salte Rd	July 2, 2025	1	Cell Towers	656,495
Stantonburg	July 2, 2025	1	Cell Towers	655,236
Parker Rd	August 22, 2025	1	Cell Towers	1,194,387
Total				$10,461,117

11.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership — The Sponsor has invested $26,524,738 in the Company and, as a result, acquired 2,613,000 Class I shares.

Related-Party Transactions — The following details the amounts incurred by the Company related to the Company’s Advisor (“SWIFA”) and affiliates, including SCD, and the Sponsor, for the three and nine months ended September 30, 2025, and 2024; as well as amounts payable as of September 30, 2025 and December 31, 2024:

		Three Months Ended September 30,			Nine Months Ended September 30,
		2025	2024		2025	2024
Fees	Entity	Incurred	Incurred	Entity	Incurred	Incurred
Offering costs	SCD	$11,411	$337,805	SCD	$1,468,357	$1,741,057
Selling commissions, dealer manager, and stockholder servicing fees	SCD	1,123	16,487	SCD	18,914	254,230
Asset management fees	SWIFA	382,979	374,598	SWIFA	1,116,321	1,115,499
Reimbursable operating expenses	SWIFA	5,945	275,197	SWIFA	276,269	2,189,162
Total		$401,458	$1,004,087		$2,879,861	$5,299,948

		September 30, 2025	December 31, 2024
Fees	Entity	Payable	Payable
Offering costs	SCD	$160,341	$142,606
Selling commissions, dealer manager, and stockholder servicing fees	SCD	—	—
Asset management fees	SWIFA	196,231	518,910
Operating expense reimbursement and other payables	SWIFA	1,194,664	43,000
Total		$1,551,236	$704,516

Organization and Offering Fees — The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees, and other organization and offering expenses to exceed 15% of the gross proceeds of each of the Company’s offerings as of the termination of each offering. The table above details Organization and Offering costs incurred during the three and nine month periods ended September 30, 2025 and 2024 as well as the related party payable on the Company’s balance sheet as of September 30, 2025 and December 31, 2024. The Company accumulated $9,879,376 and $8,392,106 as of September 30, 2025 and December 31, 2024, respectively, of organization and offering expenses since inception. Offering costs are charged to equity as incurred. (See “Contingent Promissory Note” discussion below).

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

Asset management fee expenses for the three and nine months ended September 30, 2025 and 2024, respectively are included in the table above. On September 24, 2025, the Advisor agreed to waive accrued, unpaid management fees otherwise payable to the Advisor in the amount of $1,439,000 for services provided during the period from September 1, 2024 through August 31, 2025. The Company reclassified this accrued management fee to equity. Any remaining asset management fees payable, as included within due to affiliates on the balance sheets as of September 30, 2025 and December 31, 2024, respectively, are included in the table above.

Property Management Fees — Strategic Wireless Infrastructure Property Management Company, LLC (the “Property Manager”) is a wholly owned entity of the Sponsor and is an affiliate of the Advisor, that provides services to us in connection with the leasing, operation and management of our assets. In connection with these services, the Company pays the Property Manager and its affiliates aggregate fees of up to 3.0% of gross revenues from the assets managed. The Company may reimburse our Property Manager and its affiliates for asset-level expenses that any of them pay or incur on our behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of the Advisor’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services.

Under the property management agreement, the Company may pay the Property Manager a separate fee in connection with leasing assets to new tenants or renewals or expansions of existing contracts with existing tenants in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar assets. Notwithstanding the foregoing, the Advisor and its affiliates may be entitled to receive higher fees if the Property Manager demonstrates to the satisfaction of a majority of our directors (including a majority of the independent directors) that a higher competitive fee is justified for the services rendered.

During the three and nine months ended September 30, 2025, the Company accrued $65,488 and $65,488 of property management fees, respectively. There were no management fees incurred during the three and nine months ended September 30, 2024.

Expense Support Agreement — The Advisor has agreed to provide the Company limited expense support in quarterly periods where the Company’s operations cannot support distributions to stockholders and unit holders. The Advisor may provide the support in the form of deferral of the collection of its management fees or through actual expense support payments to the Company. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company operations exceed the cumulative distributions to stockholders and unit holders. During the nine months ended September 30, 2025 and 2024, the Company did not receive any expense support payments from the Advisor.

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

For the three months ended September 30, 2025 and 2024, the Company recognized $(165,000) and $948,118, respectively, in performance participation allocation expenses. For the nine months ended September 30, 2025 and 2024, the Company recognized $0 and $948,118, respectively, in performance participation allocation expenses.

Operating Expenses and Reimbursements — The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company reimbursed the Advisor for $0 and $347,302 of operating expenses during the three months ended September 30, 2025 and 2024, respectively, and $0 and $2,217,177 for the nine months ended September 30, 2025 and 2024, respectively.

12.	REVENUES

As of September 30, 2025, the weighted-average remaining current term of the tenant operating leases was approximately ten years. The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant current noncancelable lease terms in effect as of September 30, 2025. As of September 30, 2025, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for the remaining three months ended December 31, 2025 and for each of the next four years ending December 31 and thereafter is as follows:

Years ending December 31:
Remainder of 2025	937,285
2026	3,631,110
2027	3,456,248
2028	2,801,853
2029	2,353,401
Thereafter	12,167,965
Total	$25,347,862

See Note 2 for further discussion regarding the Company’s lessor arrangements.

13.	LESSEE OPERATING LEASES

The components of the Company’s operating lease costs are as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost:
Operating lease expense (1)	$105,351	$71,879	$281,667	$195,698
Total lease cost	$105,351	$71,879	$281,667	$195,698
(1)	Represents the Company’s operating lease expense related to its ROU assets for the three and nine months ended September 30, 2025 and 2024.

The Company’s weighted-average remaining lease term was 10.7 and 9.3 years as of September 30, 2025 and December 31, 2024, respectively. The Company’s weighted-average discount rate for operating leases was 7% and 8% as of September 30, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s maturities of operating lease liabilities for the remaining three months ended December 31, 2025 and for each of the next four years ending December 31 and thereafter:

Operating Leases (1)
Remainder of 2025	$91,382
2026	371,569
2027	380,209
2028	386,359
2029	380,393
Thereafter	2,525,872
Total undiscounted lease payments	4,135,784
Less imputed interest	(1,373,263)
Total lease liabilities - net	$2,762,521
(1)	Excludes the Company’s variable lease payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company’s operating lease liability.

14.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation — The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not involved in any material legal proceedings.

Indemnification — The Company has indemnified the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the stockholders under the Charter. The Company had not recognized any obligation on its consolidated balance sheet with respect to this indemnification arrangement as of September 30, 2025.

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

The following are the segment results for the three months ended September 30, 2025:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$490,818	$681,923	$—	$1,172,741
Total revenues	490,818	681,923	—	1,172,741
Expenses:
Property operating expenses	174,709	101,068	—	275,777
General and administrative	21,545	2,030	384	23,959
Total expenses	196,254	103,098	384	299,736
Other income (expense):
Interest expense	(361,725)	(297,665)	—	(659,390)
Equity method loss on investments	—	—	(1,381,269)	(1,381,269)
Segment operating net loss	$(67,161)	$281,160	$(1,381,653)	$(1,167,654)
Depreciation and amortization				(1,212,876)
Accretion expense				(26,043)
General and administrative				(1,127,154)
Asset management fees				(382,979)
Interest income				2,628
Performance participation allocation				165,100
Net loss				$(3,748,978)

The following are the segment results for the three months ended September 30, 2024:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$385,245	$656,059	$—	$1,041,304
Total revenues	385,245	656,059	—	1,041,304
Expenses:
Property operating expenses	102,027	70,998	—	173,025
General and administrative	11,036	—	—	11,036
Total expenses	113,063	70,998	—	184,061
Other income (expense):
Interest expense	(152,885)	(362,151)	—	(515,036)
Equity method loss on investments	—	—	(776,113)	(776,113)
Gain on transfer of assets	—	—	—	—
Segment operating net loss	$119,297	$222,910	$(776,113)	$(433,906)
Depreciation and amortization				(1,015,901)
Accretion expense				(20,351)
General and administrative				(671,715)
Asset management fees				(374,598)
Interest income				27,931
Performance participation allocation				(948,118)
Net loss				$(3,436,658)

The following are the segment results for the nine months ended September 30, 2025:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$1,394,212	$1,930,952	$—	$3,325,164
Total revenues	1,394,212	1,930,952	—	3,325,164
Expenses:
Property operating expenses	445,413	226,133	—	671,546
General and administrative	60,122	4,743	384	65,249
Total expenses	505,535	230,876	384	736,795
Other income (expense):
Interest expense	(927,020)	(942,203)	—	(1,869,223)
Equity method loss on investments	—	—	(3,753,915)	(3,753,915)
Segment operating net loss	$(38,343)	$757,873	$(3,754,299)	$(3,034,769)
Depreciation and amortization				(3,317,556)
Accretion expense				(74,431)
General and administrative				(2,516,368)
Asset management fees				(1,116,321)
Interest income				6,924
Performance participation allocation				—
Net loss				$(10,052,521)

The following are the segment results for the nine months ended September 30, 2024:

	Cell Tower	Data Center	Joint Venture	Total
Revenues:
Rental revenues	$936,160	$1,935,076	$—	$2,871,236
Total revenues	936,160	1,935,076	—	2,871,236
Expenses:
Property operating expenses	245,745	180,657	—	426,402
General and administrative	45,760	2,330	16,896	64,986
Total expenses	291,505	182,987	16,896	491,388
Other income (expense):
Interest expense	(152,885)	(1,085,608)	—	(1,238,493)
Equity method loss on investments	—	—	(2,162,548)	(2,162,548)
Gain on transfer of assets	—	—	—	—
Segment operating net loss	$491,770	$666,481	$(2,179,444)	$(1,021,193)
Depreciation and amortization				(2,589,925)
Accretion expense				(50,648)
General and administrative				(3,228,464)
Asset management fees				(1,115,499)
Interest income				222,394
Performance participation allocation				(948,118)
Net loss				$(8,731,453)

The operating segments assets held as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Cell Tower	$44,924,279	$39,578,722
Data Center	32,927,016	34,019,552
Joint Venture	36,371,725	40,122,786
Other (Corporate)	3,830,952	6,890,998
Total assets	$118,053,972	$120,612,058

16.	SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2025 through the date of this filing, the date the consolidated financial statements were available to be issued, for their impact on the consolidated financial statements, noting the following:

Repurchases

The Company accepted investors’ repurchase requests under the Company’s share repurchase program consisting of an aggregate of approximately 42,349 Class A shares, 22,163 Class AX shares, 77,642 Class I shares, 41,522 Class IX shares, 23,449 Class P OP units, and 72 Class PX OP Units, resulting in redemptions of approximately $2,085,663.

Investor Subscriptions

Between October 1, 2025 and November 5, 2025, the Company accepted subscriptions of 923,383 Class I shares and 11,485 Class T shares, resulting in gross proceeds to the Company of approximately $9,439,700.

Sponsor Investments

On October 6, 2025 and November 6, 2025, the Sponsor made an additional equity investment in the Company through the purchase of 901,554 Class I shares, resulting in the receipt of gross proceeds by the Company of approximately $9,100,000.

Sponsor Share Cancellations

On October 30, 2025, the board of directors of the Company accepted the cancellation of (i) 180,000 Class I shares held by the Sponsor for no consideration and (ii) a corresponding number of Class I units in SWIF II OP.

Advisor Fee Waiver

On October 24, 2025, the Advisor agreed to waive accrued, unpaid management fees otherwise payable to the Advisor by the Company pursuant to the Amended and Restated Advisory Agreement, by and among the Advisor, the Company, and the Operating Partnership, in the amount of $39,000 for the period from September 1, 2025 through September 30, 2025.

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to the “Company,” “we,” “us,” or “our” refer to StratCap Digital Infrastructure REIT, Inc., a Maryland corporation, and its subsidiaries including SWIF II Operating Partnership, LP, a Delaware limited partnership, which we refer to herein as the “SWIF II OP,” unless the context specifically requires otherwise. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

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

As of September 30, 2025, through wholly-owned subsidiaries of SWIF II OP, we owned 100% of the fee simple interest in 46 cell towers with associated ground leases or easements, 68 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through our joint venture with DataCom LP (the “DataCom Joint Venture”), which is an unconsolidated joint venture, in 150 cell towers with associated ground leases or easements, two rooftop easements, and 228 tenant operating leases and other related assets.

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

In July 2021, we commenced a private offering of our common stock (the “Private Offering”) pursuant to the exemption from registration provided by the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the Private Offering was being made. As of the termination of the Private Offering in February 2025, we had received aggregate gross offering proceeds of approximately $117,412,000, including aggregate sales load fees of $0 from the sale of approximately 5,777,100 Class A shares, 1,383,000 Class AX shares, 2,209,000 Class I shares and 2,122,800 Class IX shares in the Private Offering.

As of the termination of the OP Unit Offering (as defined below) in February 2025, we had received aggregate gross proceeds of approximately $22,623,000, including aggregate sales load fees of $3,504 from the sale of approximately 2,034,900 Class P OP Units and 216,600 Class PX OP Units in the OP Unit Offering. The offer, sale, and issuance of these OP Units were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

On February 14, 2025, the SEC declared effective our registration of common stock for its initial public offering. We registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering and up to $75 million in shares under its distribution reinvestment plan (together, the “Public Offering”). We are offering any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares with a dollar value up to the maximum offering amount. The offering price per share for each class of our common stock sold in the Public Offering varies and generally equals our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, and subject to ongoing stockholder servicing fees. As of November 14, 2025, we had issued approximately 43,394 Class T shares and 2,717,919 Class I shares under our Public Offering, including the purchase of 2,613,000 Class I shares by our Sponsor, at an aggregate net proceeds of approximately $28,048,638.

Our board of directors (“Board”) has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, however, we have delegated to our Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. We currently have no employees. Employees of our Advisor perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. Affiliates of our Advisor also have extensive experience in providing responsive and professional property management and leasing services as well as development and construction services. We have retained an affiliate of our Advisor to provide property management and leasing services for most, if not all, of the properties we acquire and to provide development and construction services as needed.

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

September 30, 2025 NAV Per Share

The total NAV presented in the following tables includes the NAV of the holders of the Company’s Class A shares (not offered in the Public Offering (as defined below)), Class AX shares (not offered in the Public Offering), Class I shares and Class IX shares (not offered in the Public Offering), Class T shares, as well as partnership interests of SWIF II OP held by parties other than the Company. As of September 30, 2025, no Class D shares or Class S shares were outstanding. The following table provides a breakdown of the major components of the Company’s total NAV as of September 30, 2025:

September 30,
Components of NAV	2025
Investment in real estate	$89,476,615
Investment in Datacom Joint Venture	51,430,652
Cash and cash equivalents	1,384,825
Due from affiliate	648,657
Tenant and other receivables	73,438
Prepaid and other assets – net	7,489,606
Redemptions payable	(2,044,064)
Accounts payable and accrued liabilities	(907,817)
Due to affiliates	(1,551,236)
Distributions payable	(360,695)
Deferred rental revenue	(125,361)
Loan payable	(34,840,795)
Interest expense payable	(83,869)
Unamortized expense support repayment/O&O(1)	15,983,906
Performance participation allocation payable to affiliate	(948,118)
Net asset value	$125,625,744
(1)	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the expense support agreement and advisory agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four- to-five-year period as a reduction of the outstanding unamortized balance. As of September 30, 2025, the unamortized expense support repayment balance was $15,983,906, with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note, or the Promissory Note, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five- year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital Limited ABN 94 138 990 593 executed a Limited Guarantee to guarantee our Advisor’s obligations under the Promissory Note.

The following table provides a breakdown of the Company’s total NAV and NAV per share/unit by class as of September 30, 2025:

						Class P	Class PX
	Class A	Class AX	Class I	Class IX	Class T	Units (1)	Units (1)	Total (2)
Net Asset Value	$46,058,017	$14,322,193	$34,330,814	$16,282,456	$321,386	$12,540,057	$1,770,821	$125,625,744
Number of outstanding shares	4,588,397	1,428,954	3,399,388	1,622,244	31,909	1,241,583	175,483	12,487,958
NAV/Share	$10.0379	$10.0228	$10.0991	$10.0370	$10.0721	$10.1001	$10.0911	$10.0598
(1)	Includes the partnership interests of SWIF II OP held by parties other than the Company.
(2)	As noted above, Class A shares, Class AX shares and Class IX shares are not offered in the Public Offering. Such shares were offered in the Company’s private offering, which terminated prior to the commencement of the Public Offering.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations, based on property types:

		Exit
	Discount	Capitalization
Property Type	Rate	Rate
Cell Towers	6.26%	4.42%
Data Centers	7.25%	6.25%

These assumptions are determined by our Advisor and reviewed for reasonableness by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

		Cell	Data
		Towers	Centers
	Hypothetical	Investment	Investment
Input	Change	Values	Values
Discount Rate	0.25% decrease	2.05%	1.89%
Discount Rate	0.25% increase	(2.00)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	4.32%	2.50%
Exit Capitalization Rate	0.25% increase	(3.83)%	(2.31)%

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets to our September 30, 2025 NAV:

September 30, 2025
Stockholders’ equity	$71,539,310
Adjustments:
Unrealized appreciation of real estate	19,891,652
Accumulated depreciation and amortization	18,210,876
Accrued expense support repayment	15,983,906
NAV	$125,625,744

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

Comparison of Three and Nine Months Ended September 30, 2025 and 2024 Rental Revenue

Our primary sources of revenue include real estate rental revenue generated by our cell tower and data center properties. For the three and nine months ended September 30, 2025 and 2024, cell tower and data center revenues primarily consisted of tenant operating leases comprising primarily modified gross leases at the cell towers with monthly base rents and incremental expense reimbursements above base year amounts, and net leases at the data centers comprised of monthly base rents and expense recoveries for the tenant’s pro-rata share of property taxes, insurance and common area maintenance, respectively. The amount of revenues generated by our cell tower and data center properties are dependent on our ability to maintain tenant occupancy rates, lease available space and execute favorable lease modifications and renewals.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cell Tower Rental Revenue	$490,818	$385,245	$1,394,212	$936,160
Data Center Rental Revenue	681,923	656,059	1,930,952	1,935,076
Total real estate rental revenue	$1,172,741	$1,041,304	$3,325,164	$2,871,236

For the three and nine months ended September 30, 2025, cell tower rental revenues increased by $105,573 and $458,052, respectively, due to the 10 new towers acquired after September 30, 2024, which increased our total towers to 48 as of September 30, 2025, compared to the 38 towers held as of September 30, 2024.

For the three and nine months ended September 30, 2025, data center rental revenues were generally flat. The slight increase for the three months ended September 30, 2025 was primarily due to the increase in common area maintenance reimbursement revenue.

Property Operating Expenses

Property operating expenses primarily consist of ground leases for our cell tower properties and utilities. Ground leases for land are specific to each site, generally contain an initial term of 5 to 10 years and are renewable (and cancellable after a notice period) at the Company’s option. Further, our costs associated with cell towers may include ground rent, power, fuel costs and property taxes (some or all of which may be passed through to the tenants) as well as repairs and maintenance expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cell Tower Operating Expenses
Ground leases	$103,057	$71,880	$281,667	$195,699
Utilities	4,709	3,532	14,872	9,614
Other property operating expenses	64,054	26,616	148,874	40,432
Total cell tower expenses	171,820	102,028	445,413	245,745
Data Center Operating Expenses
Utilities	17,877	23,090	20,999	25,841
Other property operating expenses	86,080	47,907	205,134	154,816
Total data center expenses	103,957	70,997	226,133	180,657
Total property operating expenses	$275,777	$173,025	$671,546	$426,402

For the nine months ended September 30, 2025, cell tower property operating expenses increased by $199,668 due to the asset acquisitions discussed above. The increase in data center property operating expenses was primarily a result of increasing prices on operating costs.

General and Administrative

For the three months ended September 30, 2025, general and administrative expenses increased by $468,362 from $682,751 during the three months ended September 30, 2024 to $1,151,113 for the three months ended September 30, 2025 due to the incremental costs incurred as a result of being registered with the SEC, which include higher audit fees, legal expenses and printing costs, among others. These higher costs were partially offset by the reduction of expense reimbursements attributable to employee compensation and other administrative costs.

For the nine months ended September 30, 2025, general and administrative expenses decreased by $711,833 from $3,293,450 during the nine months ended September 30, 2024 to $2,581,617 for the nine months ended September 30, 2025 due to the reduction of expense reimbursements attributable to employee compensation and other administrative costs, which was partially offset by the increase in audit, legal and printing costs, among others, as a result of being registered with the SEC.

Asset Management Fees

For the three months ended September 30, 2025, asset management fees were $382,979 compared to $374,598 for the three months ended September 30, 2024. For the nine months ended September 30, 2025, asset management fees were $1,116,321 compared to $1,115,499 for the nine months ended September 30, 2024. Asset management fees were broadly in line with prior corresponding periods given there were no material changes in NAV under management. On September 24, 2025, the Advisor agreed to waive accrued, unpaid management fees otherwise payable to the Advisor in the amount of $1,439,000 for the period from September 1, 2024 through August 31, 2025.

Depreciation and Amortization

For the three months ended September 30, 2025, depreciation and amortization expense increased by $196,974 from $1,015,901 during the three months ended September 30, 2024 to $1,212,875 for the three months ended September 30, 2025.

For the nine months ended September 30, 2025, depreciation and amortization expense increased by $727,631 from $2,589,925 during the nine months ended September 30, 2024 to $3,317,556 for the nine months ended September 30, 2025 due primarily due to the asset acquisitions discussed above.

Interest Expense

For the three months ended September 30, 2025, interest expense increased by $144,354 from $515,036 during the three months ended September 30, 2024 to $659,390 for the three months ended September 30, 2025. For the nine months ended September 30, 2025, interest expense increased by $630,730 from $1,238,493 during the nine months ended September 30, 2024 to $1,869,223 for the nine months ended September 30, 2025. The increase in interest expense was primarily due to the additional borrowings under the Revolving Credit Facility to finance corporate expenditures and asset acquisitions.

Performance Participation Allocation

For the three months ended September 30, 2025, performance participation allocation decreased by $1,113,218 from $948,118 during the three months ended September 30, 2024 to a credit balance of $165,100 for the three months ended September 30, 2025. For the nine months ended September 30, 2025, performance participation allocation decreased by $948,118 from $948,118 during the three months ended September 30, 2024 to none for the nine months ended September 30, 2024. There was no performance participation allocation recognized in the current period as the total returns did not exceed the hurdle rate for the period.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents – beginning of period	$2,512,642	$14,697,790
Net cash used in operating activities	(1,894,730)	(4,105,567)
Net cash used in investing activities	(7,137,054)	(20,169,714)
Net cash provided by financing activities	7,903,967	12,519,745
Cash and cash equivalents – end of period	$1,384,825	$2,942,254

Operating Activities

For the nine months ended September 30, 2025 and 2024, cash flows used by operating activities were primarily related to the payments of general and administrative expenses and interest payments on our outstanding indebtedness. The decrease in cash used in operating activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by a decrease in the performance participation allocation payable and increase in due to affiliates during the nine months ended September 30, 2025. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, the decrease in net cash used in investing activities was primarily due to a $13,070,454 decrease in cash paid to acquire real estate investments and a reduction in our capital contributions of $3,919,192 in our investment in the Datacom Joint Venture.

Financing Activities

For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, the decrease in net cash provided by financing activities was primarily due to a decrease of $1,785,311 in proceeds from the issuance of common stock and OP units and an increase of $4,284,279 in redemptions of common stock and OP units. This was driven by our commencing a public offering on February 14, 2025, which resulted in new agreements being required for our broker dealer investors. Additionally, there was a decrease of $3,144,205 in proceeds from loans payable.

Liquidity and Capital Resources

Our primary liquidity needs are to fund for acquisition costs, including the purchase price of any properties, loans and securities we acquire, the payment of our offering and operating fees expenses, continuing debt service obligations, distributions to our stockholders and repurchase of shares under our share repurchase program. Aside from cash flow from operations, we obtain incremental liquidity through the sale of our common shares and borrowings from our Revolving Credit Facility. We may also generate incremental liquidity through the sale of our investments. We intend to acquire our assets with cash and mortgage or other debt. We expect to use debt financing as a source of capital for these asset acquisitions.

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

On September 26, 2025, the Board approved a program pursuant to which the Sponsor may, over the course of twelve months, periodically cancel certain shares of common stock of the Company held by the Sponsor for no consideration (the “Cancellation Program”). In connection with the Cancellation Program, on September 26, 2025 and September 28, 2025, the Board accepted the cancellations of (i) 90,000 Class I shares and 90,000 Class I shares held by the Sponsor, respectively, for no consideration, for an aggregate cancellation of 180,000 Class I shares and (ii) a corresponding number of Class I units in SWIF II OP.

For the nine months ended September 30, 2025 and 2024, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. Proceeds from our offerings have been used to fund the payment of distributions declared and distributed for the nine months ended September 30, 2025 and 2024, respectively, as follows:

	Nine Months Ended September 30,
	2025	2024
Distributions declared:
Paid or payable in cash	$3,424,146	$3,557,519
Reinvested in shares or units (DRP)	1,458,948	1,402,848
Total declared and distributed	$4,883,094	$4,960,367
Source of funds for distributions:
Offering proceeds	$3,424,146	$3,557,519
Issuance of new shares of units (DRP)	1,458,948	1,402,848
Total sources for distributions	$4,883,094	$4,960,367

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

As of September 30, 2025, our current total liquidity is $1,544,030, representing $1,384,825 of cash and cash equivalents and $159,205 in undrawn balance on the Revolving Facility. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

The following table summarizes current and long-term material cash requirements as of September 30, 2025:

	Material Cash Requirements
		Less than			More than
	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Operating lease obligations(1)	$4,135,784	$91,382	$371,569	$1,146,961	$2,525,872
Indebtedness	34,840,795	—	—	34,840,795	—
Interest payments(2)	5,892,055	599,192	4,793,536	499,327	—
Total	$44,868,634	$690,574	$5,165,105	$36,487,083	$2,525,872
(1)	Amounts include direct lease obligations, excluding any variable lease payments (such as payments based on revenues derived from the communications infrastructure located on the leased asset).
(2)	Interest payments are estimated for variable rate debt obligation based on the most current variable interest rate in effect at September 30, 2025.

Distributions

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

Recent Accounting Pronouncements

See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our Annual Report. No modifications have been made during the nine months ended September 30, 2025 to these estimates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company during the three months ended September 30, 2025.

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

As of the date of this filing, we had accepted investors’ subscriptions for the Public Offering and issued approximately 43,394 Class T shares and 2,717,919 Class I shares, including the purchase of 2,613,000 Class I shares by our Sponsor, resulting in receipt of total gross proceeds of approximately $28,048,638. We intend to use the net proceeds from such sales to (1) make investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into and (3) fund repurchases under our share repurchase program. The share classes have different selling commissions, dealer manager fees and ongoing stockholder servicing fees. Each class of shares of our common stock will be sold at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed NAV per share due to the impact of one or more factors, including as a result of significant market events or disruptions or force majeure events.

From inception through September 30, 2025, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering, the OP Unit Offering, and the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,919,074	Actual
Other organization and offering costs	7,960,302	Actual
Total	$9,879,376

As of September 30, 2025, the net offering proceeds to us from our Private Offering, the OP Unit Offering, and the Public Offering, after deducting the total expenses incurred as described above, were approximately $158,131,093.

We expect to use the net proceeds from our offerings for the purpose of acquiring and/or establishing, operating, managing and leasing digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, we may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems, or DAS, and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth. As of September 30, 2025, through wholly-owned subsidiaries of SWIF II OP, we owned 100% of the fee simple interest in 46 cell towers with associated ground leases or easements, 68 tenant operating leases and other related assets, and two data centers, as well as a 51% interest, through the DataCom Joint Venture, which is an unconsolidated joint venture, in 150 cell towers with associated ground leases or easements, 2 rooftop easements, and 228 tenant operating leases and other related assets.

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

The Board authorized, and the Company declared, distributions through March 31, 2025 in an amount equal to $0.14 per share, and for the period from April 1, 2025 through September 30, 2025 in an amount equal to $0.001479452 per day (or approximately $0.54 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, class-specific stockholder servicing fees that are deducted from the gross distributions for each share class. The distributions were payable by the 1st business day following each month end to stockholders of record at the close of business each day during the prior month.

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

The following table provides information regarding distributions we declared for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Distributions
Paid in cash	$3,029,093	$3,009,005
Payable	360,695	548,514
Reinvested in shares	1,458,948	1,402,848
Total distributions	$4,848,736	$4,960,367

All of the distributions payable as of September 30, 2025 and September 30, 2024 were paid during October 2025 and October 2024, respectively.

Distribution Reinvestment Plan

The Company is offering up to $75 million in shares pursuant to the Company’s Distribution Reinvestment Plan (“DRP”) at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares will be reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. As of September 30, 2025, $1,617,835 in distributions were reinvested pursuant to the Company’s DRP.

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

During the nine months ended September 30, 2025, the Company repurchased 1,406,770 shares of common stock under the share repurchase program. The amount repurchased was less than the share repurchase requests received for the same period due to the repurchase limit being met for the quarter in September 2025.

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
January 2025	121,767	121,767	$10.3054	1.2%
February 2025	92,088	92,088	$10.2208	0.9%
March 2025	343,609	169,358	$10.3329	1.7%
April 2025	422,928	169,595	$10.2398	1.7%
May 2025	643,789	164,401	$10.2472	1.7%
June 2025	683,798	165,767	$10.2438	1.7%
July 2025	862,426	167,222	$10.1831	1.7%
August 2025	1,159,188	172,565	$10.0529	1.7%
September 2025	1,421,268	184,007	$10.0623	1.7%

(1)    Represents aggregate NAV of the shares repurchased under our share repurchase program over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.

(2)    Repurchases are limited as described above. The 1.67% monthly NAV limit was reached for the month of September 2025. As of September 30, 2025, there were outstanding and unfulfilled repurchase requests for 1,237,260 shares of common stock.

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

During the nine months ended September 30, 2025, the Company repurchased the following OP Units:

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
January 2025	—	—	$—	—
February 2025	—	—	$—	—
March 2025	5,000	5,000	$10.4054	0.3%
April 2025	17,525	17,525	$10.3162	0.9%
May 2025	33,971	33,971	$10.3024	1.8%
June 2025	51,847	31,235	$10.2923	1.7%
July 2025	32,945	30,745	$10.2486	1.7%
August 2025	212,249	30,379	$10.1317	1.7%
September 2025	212,823	24,049	$10.1011	1.7%
(1)	Represents aggregate NAV of the units repurchased under the repurchase program over aggregate NAV of all units outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)	Repurchases are limited as described above. The 1.67% monthly NAV limit was reached for the month of September 2025. As of September 30, 2025, there were outstanding and unfulfilled repurchase requests for 172,904 OP Units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

Ex.	Description
3.1

Articles of Amendment and Restatement of StratCap Digital Infrastructure REIT, Inc., dated July 12, 2021 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.2

Articles Supplementary, dated December 3, 2021, Designating the Rights and Preferences of the 12.0% Series A Redeemable Cumulative Preferred Stock (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.3

Articles Supplementary, dated as of January 21, 2025 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.4

Articles of Amendment, dated as of December 23, 2024 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.5

Amended and Restated Bylaws of StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.1

Distribution Reinvestment Plan (included as Appendix B in the Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on October 23, 2025, and incorporated herein by reference)

4.2

Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C in the Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on October 23, 2025, and incorporated herein by reference)

4.3

Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix D in the Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on October 23, 2025, and incorporated herein by reference)

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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

StratCap Digital Infrastructure REIT, Inc.

Date:	November 14, 2025	By:	/s/ James Condon
James Condon
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 14, 2025	By:	/s/ Michael Weidner
Michael Weidner
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)