Form 10-K
period 2025-12-31
StratCap Digital Infrastructure REIT, Inc.
filed 2026-03-31
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 333-284566 (1933 Act)

StratCap Digital Infrastructure REIT, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	86-3123526
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
30 Rockefeller Plaza, Suite 2050
New York, NY	10112
(Address of Principal Executive Offices)	(Zip Code)

(475) 282-0861

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of March 31, 2026, the registrant had the following shares outstanding: 4,347,920 shares of Class A common stock, 1,363,695 shares of Class AX common stock, 3,348,743 shares of Class I common stock, 1,390,963 shares of Class IX common stock, and 69,706 shares of Class T common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of StratCap Digital Infrastructure REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seek,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “project,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory developments, future business decisions, and other aspects of our business or general economic conditions, all of which are difficult or impossible to accurately predict and many of which are beyond our control.

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

●	We may not be able to successfully raise capital in our offering of up to $575,000,000 in shares of common stock, consisting of up to $500 million in shares in our primary offering (“Primary Offering”) and up to $75 million in shares pursuant to our distribution reinvestment plan (the “DRP”, and together with the Primary Offering, the “Public Offering”, and together with the Private Offering (as defined below) and OP Unit Offering (as defined below), the “Offerings”).
●	We are dependent on the resources and personnel of StratCap Digital Infrastructure Advisors II, LLC (in its capacity as our advisor, the “Advisor”), StratCap Investment Management, LLC (our “Sponsor”) and their affiliates, including the Advisor’s ability to source and close on attractive investment opportunities on our behalf.
●	The performance of our Advisor and our Sponsor may affect our performance.
●	We may not be able to deploy capital quickly and successfully and achieve a diversified portfolio consistent with target asset classes.
●	We may not have access to financing for its investments.
●	We may not be able to make distributions to our stockholders and may make distributions from sources other than cash flow from operations. If we pay distributions from sources other than cash flows from operations, we will have less funds available for investment, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
●	There is a lack of a public trading market for our shares.
●	Our operating results will be affected by the impact of economic conditions on the tenants, borrowers and others who we depend on to make payments to it.
●	Our Advisor may not be able to attract and retain sufficient personnel to support growth and operations.

●	We have a limited operating history.
●	Our operating results may be affected by the difficulties in economic conditions generally and the real estate, debt, and securities markets specifically.
●	We may make changes in our business or investment strategy without stockholder approval.
●	Our results of operations may be affected by environmental compliance costs and liabilities.
●	Our Advisor’s due diligence may fail to identify all relevant facts in our underwriting process or otherwise.
●	Our performance will be subject to the impact of market and other conditions influencing the availability of equity versus debt investments and performance of our investments relative to its expectations and the impact on the actual return on invested equity, as well as the cash provided by these investments.
●	Our results of operations may be affected by defaults on or non-renewal of leases by tenants, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms.
●	We are subject to competition in the investments it makes.
●	Our performance is subject to the risks associated with using debt to fund our business activities, including re-financing and interest rate risks.
●	The investments in our portfolio are illiquid, our share repurchase program is subject to limitations and we may suspend or terminate the share repurchase program at any time.
●	Our risk management systems may not be effective.
●	Our business is subject to information technology risks, including capacity constraints, failures, or disruptions in our systems or those of parties with which we interact, including cybersecurity risks and incidents, privacy risk and exposure to potential liability and regulatory focus.
●	We may not be able to realize current and expected returns over the life of its investments.
●	We may not be able to maintain effective internal controls.
●	Our business may be affected by regulatory requirements with respect to our business, as well as the related cost of compliance.
●	Our loans are subject to risks associated with guarantees and indemnities.
●	We may fail to qualify or maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and are subject to limitations imposed based on our status as a REIT.
●	We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of shares of our common stock.
●	Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of coronavirus.
●	Our business may be affected by changes in laws or regulations governing various aspects of our business and non-traded REITs generally, including, but not limited to, changes implemented by the Department of Labor, the Securities &

Exchange Commission (the “SEC”), or the Financial Industry Regulatory Authority, Inc. (“FINRA”) and changes to laws governing the taxation of REITs.
●	We may not be able to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
●	Our performance may be affected by general volatility in domestic and international capital markets and economies.
●	Our performance may be affected by regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims.
●	There may be conflicts of interests arising among us and our Sponsor and its affiliates.
●	Our cash reserves and working capital may not be adequate.
●	Our performance may be affected by increases in interest rates, operating costs and expenses, or greater than expected capital expenditures.
●	Our operating performance may be affected by timing of cash flows, if any, from our investments.
●	Our performance is subject to other risks associated with investing in our targeted investments.

PART I.

ITEM 1.BUSINESS

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

General Description of Business and Operations

StratCap Digital Infrastructure REIT, Inc. is a Maryland corporation formed on April 7, 2021 for the principal purpose of acquiring and/or establishing, operating, managing and leasing digital infrastructure assets, with a primary focus on (1) data centers, (2) cell towers, (3) wireless easements and lease assignments, and (4) fiber networks. Data centers may include wholesale, enterprise, colocation, edge computing facilities, mobile and telecom switching exchanges, central offices, telecommunication hubs, telecommunication points of presences, or other data centers. To a lesser extent, DIR may invest in other real estate-related assets, including telecommunications infrastructure assets, such as small cells and distributed antenna systems (“DAS”), and other digital infrastructure real estate assets that our management believes provides an opportunity for income and/or growth. DIR conducts its operations as a REIT for U.S. federal income tax purposes and elected to be taxed as a REIT beginning with its taxable year ended December 31, 2021. We are the sole general partner of the Operating Partnership. We and the Operating Partnership are externally managed by our Advisor, StratCap Digital Infrastructure Advisors II, LLC, our Advisor, a Delaware limited liability company that owns a special limited partner interest in the Operating Partnership. Our Advisor is an affiliate of StratCap Investment Management, LLC, our Sponsor, which is an affiliate of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital”).

We rely on our Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of that certain Amended and Restated Advisory Agreement, dated August 18, 2023 (as amended, the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends August 18, 2026, subject to renewal by mutual consent of the Company and our Advisor for an unlimited number of successive one-year periods. Our Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. Our Advisor’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. We pay our Advisor fees and dividends and reimburse it for certain expenses incurred on our behalf. Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed.

In July 2021, we commenced a private offering of our common stock (the “Private Offering”) consisting of shares of Class A common stock, $0.01 par value per share (“Class A shares”), shares of Class AX common stock, $0.01 par value per share (“Class AX shares”), shares of Class D common stock, $0.01 par value per share (“Class D shares”), shares of Class DX common stock, $0.01 par value per share (“Class DX shares”), shares of Class I common stock, $0.01 par value per share (“Class I shares”) and shares of Class IX common stock, $0.01 par value per share (“Class IX shares”) pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the Private Offering was being made. In general, in lieu of receiving cash distributions that are expected to be authorized by our board of directors (the “Board”), distributions to holders of Class AX shares, Class DX shares and Class IX shares shall be deemed distributed and then invested in additional shares of the same class at the applicable transaction price per share, net of any selling commissions associated with the applicable share class. We terminated the Private Offering prior to the commencement of the Public Offering (as defined below).

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

On February 14, 2025, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-284566) for our initial public offering of common stock. We registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in our Primary Offering and up to $75 million in shares under our DRP. We are selling any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares in the Public Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Public Offering varies and generally equals our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. Our dealer manager in the Offerings, StratCap Securities, LLC (the “Dealer Manager”), is an affiliate of our Advisor. As of December 31, 2025, the Company issued approximately 57,990 Class T shares and 2,979,260 Class I shares under the Public Offering, including the purchase of 2,869,410 Class I shares by the Sponsor, resulting in receipt of net proceeds of approximately $30,831,251.

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

On December 22, 2025, the Company, through the Operating Partnership and its subsidiaries, sold and transferred 100% of the fee simple interest (“Tower Sale”) in 48 towers with associated ground leases or easements, 68 tenant leases and other related assets (“Tower Assets”) to a third party. The sale of the Tower Assets represented a sale of substantially all of the Company’s wholly-owned Tower Assets, and, as such, the Tower Assets are reflected as discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

As of December 31, 2025, the Company, through wholly-owned subsidiaries of the Operating Partnership, owned 100% of the fee simple interest in two data centers leased to three tenants, as well as a 51% interest, through our unconsolidated joint venture with DataCom, LP (the “Datacom JV”), in 150 towers with associated ground leases or easements, two rooftop easements, 228 tenant leases and other related assets. Industrial market fundamentals remain favorable, and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio,” for further details on our real estate portfolio. See Notes 3 and 4 to the Consolidated Financial Statements in Item 8 – “Financial Statements and Supplementary Data” for detail regarding our investment and acquisition activity for the year ended December 31, 2025.

Investment Objectives

Our primary investment objectives are to:

●	assemble and operate a diversified portfolio of digital infrastructure assets;
●	preserve and protect investor capital;
●	provide attractive risk-adjusted returns to our investors;
●	deliver tax-efficient income to our investors via regular distributions; and

●	realize growth in the value of our investments over time.

We cannot assure investors that we will achieve our investment objectives. In particular, we note that the NAV of non-traded REITs may be subject to volatility related to the values of their underlying assets. Furthermore, within our investment objectives and policies, our Advisor has substantial discretion with respect to the selection of specific investments and the purchase and sale of our assets, subject to the oversight of Board.

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

Our Board adopted a policy pursuant to which, subject to the terms and conditions of our Advisory Agreement, our Advisor will be authorized to make any and all investments in assets with a contract purchase price less than $1,000,000 without obtaining the prior approval of our Board, so long as any such investment would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such assets does not exceed the fair market value of such assets.

We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner.

We may enter into joint ventures and other co-ownership arrangements or participations with other affiliated programs; however, our charter permits such joint ventures only if a majority of our Board, including a majority of the independent directors, not otherwise interested in the transaction approve our investment as fair and reasonable and on substantially the same terms and conditions as those received by other joint venturers. We may enter into joint ventures and make similar arrangements for the purpose of acquiring, owning, and operating digital infrastructure real estate. In determining whether to invest in a particular joint venture, our Advisor will evaluate the asset that such joint venture owns, or is being formed to own, under the same criteria described above for the selection of our real estate investments.

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

We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in assets, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing we utilize at any given time will be dependent upon various factors to be considered in the sole discretion of our Board, including, but not limited to, our ability to raise equity proceeds from the sale of our securities in this and future offerings, our ability to pay dividends, the availability of properties meeting our investment criteria, the availability of debt financing, and changes in the cost of debt financing. To help finance our initial acquisitions, we may utilize short-term borrowings. However, after our initial property acquisitions, as a general principle, we anticipate that the term of any debt financing we utilize will correspond to the anticipated holding period for the respective asset.

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

Our Taxation as a REIT

We conduct our operations as a REIT for U.S. federal income tax purposes and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2021. Furthermore, we intend to operate in such a manner as to continue to qualify for taxation as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), so long as our Board determines that REIT qualification remains in our best interest. Our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Those qualification tests involve the percentage of income that we earn from specified sources, the percentage of our assets that falls within specified categories, the diversity of the ownership of our shares, and the percentage of our taxable income that we distribute. Accordingly, no assurance can be given by us that our actual results of operations for any particular taxable year will satisfy such requirements.

Employees

The Company is externally managed and currently has no employees. Employees of our Advisor and its affiliates perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with our Sponsor, our Advisor and their affiliates. See Item 1A- “Risk Factors - Risks Related to Conflicts of Interest.”

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

We have not identified all of the properties we will acquire with the net proceeds from the Public Offering. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of properties. We intend to invest the net proceeds from the Public Offering in digital infrastructure real estate assets. We also may, in the discretion of our Board, invest in other types of real estate or in entities that invest in real estate.

Our Expense Support Agreement may be terminated by us or our Advisor at any time upon 30 days’ notice.

We entered into an Amended and Restated Expense Support Agreement with our Advisor and the Operating Partnership on August 12, 2025 (as amended, the “Expense Support Agreement”). Pursuant to the terms of the Expense Support Agreement, as amended, we or our Advisor may terminate the Expense Support Agreement at any time, without penalty, upon 30 days’ notice. If our Advisor terminates the Expense Support Agreement, we must then reimburse our Advisor for all current unreimbursed expense payments on a quarterly basis as provided in the Expense Support Agreement.

Your ability to have your shares repurchased through our share repurchase program is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board may make exceptions to, modify, suspend or terminate our share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase program, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our stock. In addition, the aggregate NAV of total repurchases of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares and Class T shares will be limited to no more than 1.67% of our aggregate NAV per month (with the first month of each calendar quarter limitation being 1.66% instead of 1.67%), which will be measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month, and no more than 5% of our aggregate NAV per calendar quarter, which will be measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months. For the avoidance of doubt, the aggregate NAV per month that is used to calculate the aforementioned limitations of our share repurchase program will be the Company’s aggregate NAV per month excluding our Operating Partnership’s aggregate NAV per month. Further, our Board may make exceptions to, modify, suspend or terminate our share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests.

Since March 2025, we have routinely received share repurchase requests that exceeded our limitations, and we may in the future continue to receive share repurchase requests in excess of the limitations under our share repurchase program. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase program within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Adverse economic conditions, including an economic slowdown or downturn, could have a material adverse effect on us.

Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where our assets are located. A return to a recessionary period, elevated inflation, adverse trends in employment levels, geopolitical instability or conflicts, trade or supply chain disruptions, economic or other sanctions or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.

The length and severity of any economic slowdown or downturn cannot be predicted. The occurrence of any of the foregoing could have a material adverse effect on us.

Global economic, political and market conditions may materially and adversely affect us.

The current worldwide financial markets situation, as well as various social and political tensions in the U.S. and around the world (including wars, such as the recent military actions involving Iran, and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. For example, conflicts, and resulting market volatility, could materially and adversely affect us and have in the past led, and could lead in the future, to the U.S. and other countries imposing sanctions or taking other restrictive actions. In addition, other government actions, including sanctions, export controls, tariffs (including recent tariffs imposed and threatened by the U.S.) and trade wars could have a material adverse effect on us and could cause the NAV of our common shares to decline. Further, we face an increase in cybersecurity risks generally as Russia and Iran and Russia- or Iran-aligned cyber threat groups and cyber-crime groups react to the U.S.’s response to and involvement in conflicts. We will continue to monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.

In addition, the current regulatory environment in the U.S. and in other countries may be impacted by future legislative developments. The outcome of elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade (including tariffs)), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material and adverse impact on us.

Uncertainty with respect to the financial stability of the U.S. could have a significant material adverse effect on us.

Our investment strategy depends on the real estate industry generally, which in turn depends on broad economic conditions in the U.S. and, to the extent our investments are secured by real estate located outside of the U.S., elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the real estate market for some time. Adverse conditions in the real estate industry can cause a decline in the value of real estate assets, and credit and liquidity concerns, among other potential risks.

High interest rates and elevated inflation may adversely affect our financial condition and results of operations.

Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in the equity and debt markets and economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024 and 2025, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. A slower-than-expected decrease, or a further increase, in interest rates would present a challenge for our real estate valuations. High interest rates and elevated inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue.

We expect that we will continue to incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in assets at times that may not permit realization of the maximum return on such investments.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events, tariffs and trade conflicts, and military conflicts, such as the continuing war in Ukraine, the recent operations by the United States in Venezuela, recent military action in Iran and the broader conflict and escalating tensions in the Middle East), trade barriers, availability of credit, national and international circumstances and inflation could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase program, particularly at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Public Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings, return of capital or offering proceeds. We have paid, and may continue to pay, distributions from sources other than from our cash flow from operations. For the year ended December 31, 2025, our cash flows used in operations of approximately ($2,666,071) was a shortfall of approximately $7,170,507 or (159%), of our distributions paid (total distributions were approximately $4,504,436 during such period and such shortfall was paid from proceeds from the Public Offering, including the proceeds from investments made by our Sponsor in the Public Offering). For the year ended December 31, 2024, our cash flows used in operations of approximately ($4,197,497) was a shortfall of approximately $8,904,472, or (189%), of our distributions paid (total distributions were approximately

$4,706,975 during such period and such shortfall was paid from proceeds from our private offering.) The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRP, the extent to which the Advisor elects to receive its management fee in shares of our common stock or Class P OP Units, and Class PX interests in our Operating Partnership (together, “OP Units”) and elects to receive distributions on its performance participation interest in OP Units, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of or repayment under our assets, borrowings or proceeds of the Public Offering will result in us having less funds available to make new investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues, or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

We may also defer expenses or pay expenses (including management fees or distributions to the Advisor, as the special limited partner of our Operating Partnership) with shares of our common stock or OP Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem OP Units from the Advisor shortly after issuing such shares or units as compensation. The payment of expenses in shares of our common stock or with OP Units will dilute your percentage ownership interest in us. There is no guarantee that any of our operating expenses will be deferred and the Advisor is under no obligation to receive fees or distributions in shares of our common stock or OP Units and may elect to receive such amounts in cash.

Our Board may change our investment policies without stockholder approval, which could alter the nature of your investments.

Our investment policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment objectives and strategies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our Board without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

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

The Company owned data centers located in Missouri and California that account for approximately 62.97% and 37.03%, respectively, of total data center rental revenue for the year ended December 31, 2025.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.38%, 22.59% and 37.03%, respectively, of total data center rental revenue for the year ended December 31, 2025.

If the Advisor is unable to find suitable investments or successfully implement our investment strategy, then we may not be able to achieve our investment objectives or pay distributions.

Our Advisor is responsible for, among other things, identifying, structuring and negotiating investments and providing asset management and disposition services in connection with our investments. Accordingly, our ability to achieve our investment objectives and to pay distributions depends on our Advisor’s performance, including its ability to locate suitable investments and successfully structure and negotiate our investment and financing arrangements. We cannot be sure that our Advisor will be successful in locating suitable investments on financially attractive terms or that our investment objectives will be achieved. If our Advisor is unable to find suitable investments or otherwise fails to successfully implement our investment strategy, our performance will suffer, and, if our Board determines, we may liquidate. In these events, our ability to pay distributions to our stockholders and the value of your investment would be adversely affected.

If our Advisor and its affiliates are unable to retain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of the executive officers and other key personnel of our Advisor who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with our Advisor. If any of such key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on or for any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel, particularly in light of our perpetual-life nature. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the years ended December 31, 2025 and 2024, we had net loss attributable to our stockholders of approximately $218,081 and $9,771,882, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $34,627,996 and $28,660,011, respectively. The net loss attributable to stockholders for both periods was primarily due to the general and administrative costs and real estate depreciation and amortization amounting to $8,815,590 and $7,389,744 during the years ended December 31, 2025 and 2024, respectively. We may incur net losses and continue to have an accumulated deficit in the future.

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

However, not all potential, apparent and actual conflicts of interest may be included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Advisor) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Advisor) will take such actions as we determine appropriate to mitigate the conflict. Transactions between us and our Sponsor or its affiliates will require approval by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction. There can be no assurance that our Board or our Sponsor will identify or resolve all conflicts of interest in a manner that is favorable to us.

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

In addition, fiber and tower real estate assets will be offered to the Datacom JV in accordance with our Sponsor’s acquisition allocation policy.

Our Advisor will undertake to report to our Board, on a quarterly basis, all such investment opportunities and how the allocation of such investment opportunities were resolved. In resolving any such conflicts, the Sponsor, through its subsidiary Advisors and managers, will take into account a number of factors in allocating the investment opportunities for the vehicles they advise, including but not limited to: (a) which vehicle has available cash (including availability under lines of credit) to acquire an investment; (b) how the investment size, potential leverage, transaction structure and anticipated cash flows affect each vehicle in light of the vehicles targeted returns and cash flow needs; (c) whether the estimated transaction timing will be more advantageous (or possible) for a particular vehicle; (d) how closely aligned the proposed investment is with a vehicle’s investment objectives; (e) whether the proposed investment conforms to the operation parameters of a particular vehicle’s property acquisitions objectives; (f) whether a particular investment vehicle has an existing strategic relationship with the tenant(s), operator, facility, franchisor, or system associated with the investment; (g) whether an investment vehicle has or lacks a geographic presence that would make the investment strategically more important for that vehicle; and (h) whether there would be positive or negative income tax effects on an investment vehicle and its investors relating to the investment opportunity.

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

Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by our Advisor or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. Our Advisor may as a result have conflicts in making these decisions, which may be more beneficial for one or some stockholders than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, our Advisor considers the investment and tax objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by our Advisor or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain investors may also be investors in our Sponsor’s other real estate investment entities, which could create conflicts for our Advisor in the treatment of different investors.

Risks Related to Our Organization and Our Structure

No investor may own more than 9.9% of our stock unless exempted by our Board, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. There is a limitation on ownership that prohibits any person or group from actually, constructively or beneficially acquiring or owning more than 9.9% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock, or more than 9.9% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted, prospectively or retroactively, by our Board. Our Board may waive this ownership limit with respect to a particular person if the board receives certain representations and undertakings as required by our charter. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our capital stock.

Our charter permits our Board to authorize us to issue preferred stock on terms that may be senior to the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our Board is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our Board may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our Board could authorize us to issue shares of preferred stock with terms and conditions that could be senior to the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

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

Our Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our Board for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our Board approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate and real estate debt on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. Our Advisor will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that our Advisor will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our Board reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of disinterested directors or disinterested independent directors will be required only as set forth in our charter (including for transactions with affiliates of our Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our Advisor. Furthermore, transactions entered into on our behalf by our Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board.

You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.

Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without your vote except to the extent that such policies are set forth in our charter. The broad discretion of our Board in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

Under Maryland General Corporation Law (the “MGCL”) and our charter, our stockholders are generally entitled to vote only on the following matters: a) election and removal of directors; b) amendment of the charter, except that our Board may amend our charter without stockholder approval to i) increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have the authority to issue, and ii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock; c) our liquidation or dissolution; and d) to the extent required under Maryland law, a merger, conversion or consolidation of us, a statutory share exchange, or the sale or other disposition of all or substantially all of our assets. With respect to all matters, other than the election or removal of directors, our Board must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification.

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

The Advisor’s determination of our monthly NAV per share will be based in part on appraisals of each of our real estate assets provided annually by independent third-party appraisal firms and monthly valuations of our real estate debt and other securities for which market prices are not readily available provided by the Advisor, each in accordance with valuation guidelines approved by our Board. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Advisor will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying our independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material contract, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

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

Our Board may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire assets of our Advisor and/or to directly employ the personnel of our Sponsor or its affiliates that our Advisor utilizes to perform services on its behalf for us.

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

Shares or OP Units held by our Advisor acquired as payment of our Advisor’s management fee will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction, and will not be included in the calculation of our aggregate NAV for purposes of the 1.67% monthly or 5% quarterly limitations on share repurchases. Notwithstanding the foregoing, we have adopted a policy that requires the affiliated-transactions committee of our Board, which is composed of all of our independent directors, to approve any repurchase request of the Advisor for shares or Operating Partnership units received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 1.67% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors. In addition, any repurchases of shares in respect of distributions on the performance participation interest will not be subject to the Early Repurchase Deduction but will be subject to the 1.67% monthly and 5% quarterly limitations on repurchases.

Our Board has opted out of provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, our Board could opt into one or more of these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent you from receiving a premium price for your shares in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders, or affiliates of interested stockholders, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

●	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or
●	an affiliate or associate of the corporation who, at any time during the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding voting stock of the corporation.

After the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by the Board of the corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
●	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. We have opted out of these provisions of Maryland law, by board resolution in the case of the business combination provisions provided that the applicable business combination is first approved by our Board and in our bylaws in the case of the control share acquisition provisions. However, should our board opt into these provisions of Maryland law or, in the case of the business combination provisions, our board does not first approve the applicable business combination, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the MGCL could provide similar anti-takeover protection.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which we have total annual gross revenue of $1,235,000,000 (adjusted for inflation) or more, (b) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our capital stock registered under the Exchange Act held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (c) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with certain more stringent audit rules adopted by the Public Company Accounting Oversight Board (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold stockholder advisory votes on executive compensation.

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

Our financing agreements may contain lock-out provisions, which are provisions in loan agreements that prohibit the prepayment of a loan during a specified period of time. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing assets. These provisions would affect our ability to turn our investments into cash, and thus affect cash available for distributions to you. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any assets, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such assets. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares of common stock, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

We carry comprehensive general liability coverage and umbrella liability coverage on all our assets with limits of liability that we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we will be insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each asset, including loss of income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any asset, as insurance may not be available or sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we may be required to pay for coverage against property and casualty claims. Additionally, lenders in some cases have begun to insist that owners of certain assets purchase specific coverage against terrorism as a condition for providing loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential assets. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is designed for a sharing of terrorism losses between insurance companies and the federal government. Under TRIPRA, the amount of terrorism-related insurance losses triggering the federal insurance threshold was raised from $180 million in 2019 to $200 million in 2020. Additionally, the bill increased insurers’ co-payments for losses exceeding their deductibles, in annual steps, from 19% in 2019 to 20% in 2020. Each of these changes may have the effect of increasing the cost to insure against acts of terrorism for property owners, such as the Company, notwithstanding the other provisions of TRIPRA. In December 2019, Congress further extended TRIPRA through December 31, 2027. If TRIPRA is not continued beyond 2027 or is significantly modified, we may incur higher insurance costs and experience greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also have similar difficulties.

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

Tenant demand for our digital infrastructure real estate and customer and subscriber demand for network services depends on the demand for data. The willingness of our tenants to utilize our digital infrastructure real estate and customers and subscribers to utilize our network services, or renew or extend existing contracts on our digital infrastructure real estate or network service subscription agreements, is affected by numerous factors, including:

●	consumers’ and organizations’ demand for data;
●	availability or capacity of our communications and network infrastructure or associated land interests;
●	location of our networks and digital infrastructure real estate;
●	financial condition of our tenants, customers and subscribers including their profitability and availability or cost of capital;
●	willingness of our tenants to maintain or increase their network investment or changes in their capital allocation strategy;
●	need for integrated networks and organizations;
●	availability and cost of spectrum for commercial use;

●	increased use of network sharing, roaming, joint development, or resale agreements by our tenants;
●	mergers or consolidations by and among our tenants;
●	changes in, or success of, our tenants’, customers’ and subscribers’ business models;
●	governmental regulations and initiatives, including local or state restrictions on the proliferation of digital infrastructure real estate;
●	cost of constructing digital infrastructure real estate;
●	our market competition;
●	technological changes, such as artificial intelligence, including those (1) affecting the number or type of digital infrastructure real estate needed to provide data to a given geographic area or which may otherwise serve as substitute or alternative to our digital infrastructure real estate or (2) resulting in the obsolescence or decommissioning of certain existing networks or data centers; and
●	our ability to efficiently satisfy our tenants’, customers’ and subscribers’ service requirements.

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

The value of real estate may be adversely affected by a number of risks, including:

●	changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the war in Ukraine, the Iran war and other international conflicts and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S. banking system);
●	epidemics, pandemics or other outbreaks of an illness, disease or virus;
●	natural disasters such as hurricanes, snow, earthquakes, floods, wildfires or severe weather storms;

●	acts of war or terrorism, including the consequences of terrorist attacks;
●	cybersecurity attacks and telecommunication failures;
●	adverse changes in national, regional and local economic and real estate conditions;
●	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
●	changes in governmental laws and regulations, fiscal policies, including changes in tax laws and increases in property taxes, changes in zoning laws, climate-change initiatives, limitations on rental rates and increasing costs to comply with environmental laws;
●	costs associated with the need to periodically repair or re-lease our properties;
●	costs associated with real property taxes and changes in tax rates;
●	costs of remediation and liabilities associated with environmental conditions affecting properties;
●	over-concentrations in certain geographic areas;
●	the worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated;
●	inflation;
●	increases in interest rates and the lack of availability of financing; and
●	the potential for uninsured or underinsured property losses.

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

Climate change creates physical and financial risks. Physical risks from climate change include an increase in sea levels and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g., floods, tornadoes or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, tornadoes, hurricanes, tropical storms, wildfires, and earthquakes (whether or not caused by climate change), could cause considerable damage to our properties, disrupt our operations and negatively affect our financial performance. To the extent any of these events result in significant damage to or closure of one or more of our properties, our operations and financial performance could be adversely affected through an inability to lease or re-lease the property. In addition, these events could result in significant expenses to restore or remediate a property, increases in fuel or other energy costs or a fuel shortage, and increases in the costs of (or making unavailable) insurance on favorable terms if they result in significant loss of property or other insurable damage. In addition, transition risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws or regulations may require material expenditures by us. For example, various federal, state, and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our properties, increase the costs of maintaining or improving our properties or developing new properties, or increase taxes and fees assessed on us or our properties.

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

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for such services. Our network services business generally will be driven by demand for our digital infrastructure real estate and may be adversely impacted by various factors, including:

●	competition;
●	the timing, mix and amount of customer network investments;
●	the rate and volume of customer deployment plans;
●	unforeseen delays or challenges relating to work performed;
●	economic weakness or uncertainty;
●	our market share; and
●	changes in the size, scope, or volume of work performed.

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

We anticipate that our portfolio will include investments in fiber. Fiber contains certain differences from towers, including certain differences relating to tenant base, competition, contract terms (including requirements for service level agreements regarding network performance and maintenance), upfront capital requirements, landlord demographics, ownership of certain network assets, operational oversight requirements, government regulations (including by counties and municipalities, and are subject to local easement and rights-of-way licenses from municipalities), growth rates and applicable laws. While fiber has certain risks that are similar to towers, they also have certain operational risks that are different from an investment in towers, including:

●	the use of public rights-of-way and franchise agreements;
●	use of poles and conduits owned solely by, or jointly with, third parties;
●	risks relating to overbuilding;
●	risk of decrease in demand for data;
●	risks relating to the specific markets that we choose to operate in or plan to operate in;
●	construction management risks;
●	risks relating to wireless carriers building their own fiber, or subscribers utilizing their own or alternative fiber;
●	risk of failing to optimize the use of our finite supply of fiber strands;
●	damage to our assets and the need to maintain, repair, upgrade and periodically replace our assets;
●	the risk of failing to properly maintain or operate highly specialized hardware and software;
●	network data security risks;

●	the risk of new technologies that could enable subscribers to realize the same benefits with less utilization of our fiber;
●	potential damage to our overall reputation as a digital infrastructure real estate provider; and
●	the use of competitive local exchange carrier status.

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

If we acquire digital infrastructure real estate outside of the United States, our international operations could result in adverse financial consequences and operational problems not typically experienced in the United States, including but not limited to:

●	changes to existing or new tax laws or methodologies impacting our international operations, or fees directed specifically at the ownership and operation of infrastructure sites or our international acquisitions, any of which may be applied or enforced retroactively;
●	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

●	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;
●	changes to zoning regulations or construction laws, which could be applied retroactively to any existing infrastructure sites;
●	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;
●	actions restricting or revoking spectrum licenses or suspending or terminating business under prior licenses;
●	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti- bribery laws, or Office of Foreign Assets Control requirements;
●	material site security issues;
●	significant license surcharges;
●	increases in the cost of labor (as a result of unionization or otherwise), power and other goods and services required for our operations;
●	price setting or other similar laws for the sharing of passive infrastructure; and
●	uncertain or inconsistent laws, regulations, rulings or results from legal or judicial systems, which may be enforced retroactively, and delays in the judicial process.

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

If we place debt on assets, we run the risk of being unable to refinance the assets when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the assets are refinanced, we may not be able to finance the assets and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce our cash flow and cash available for distribution to stockholders, as well as hinder our ability to raise more capital by issuing more shares or by borrowing more money. Additionally, we would have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower.

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

We may originate and purchase digital infrastructure real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will have limited recourse, if any, to the personal assets of our borrowers. The ability of a borrower to repay a debt security secured by an income-producing asset depends primarily upon the successful operation of the asset, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the asset is reduced, the borrower’s ability to repay the debt security may be impaired. An asset’s net operating income can be affected by, among other things:

●	increased costs, including added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;
●	asset management decisions;
●	asset location and condition;
●	competition from comparable types of assets;
●	changes in specific industry segments;
●	declines in regional or local real estate values, or occupancy rates; and
●	increases in interest rates, real estate tax rates and other operating expenses.

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

On March 15, 2023, we entered into a Secured Revolving Loan Credit Agreement pursuant to which we may request advances on a revolving facility up to an initial aggregate principal of $35,000,000 (the “Sunflower Secured Credit Facility”). The maturity date of the Sunflower Secured Credit Facility is March 15, 2028. The Sunflower Secured Credit Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) Secured Overnight Financing Rate (“ SOFR”) for a one- month term in effect on such date plus 0.25% and (ii) the Maximum Rate. The Sunflower Secured Credit Facility’s SOFR rate loans shall bear interest at the lesser of (i) 2.75% plus Term SOFR for the Interest Period therefor (as detailed below) and (ii) the Maximum Rate. On March 15, 2026, in accordance with the Sunflower Secured Credit Facility agreement, the outstanding balance on the Sunflower Secured Credit Facility principal balance became fixed at the then outstanding amount of $18,340,795 with no remaining available borrowing capacity. On this same date, the outstanding balance also converted to an amortizing loan with principal and interest payments required to be paid monthly over an amortization period of 25 years with the remaining unamortized balance of principal and interest due and payable in full on March 15, 2028.

On September 10, 2024, the Datacom JV entered into a credit agreement (the “Datacom Revolving Facility”) pursuant to which the Datacom JV may request advances on a revolving facility up to an initial aggregate principal of $30,000,000. On October 29, 2024, the Datacom JV amended the Datacom Revolving Facility to increase the aggregate principal commitment to $45,000,000. The Datacom Revolving Facility bears interest at a spread over Term SOFR ranging between 1.25% and 1.75% based on the loan to value at the date of borrowing and matures on September 10, 2029. As of December 31, 2025 and 2024, the carrying value of the Datacom Revolving

Facility was $44,317,320 and $32,375,896, respectively, net of deferred financing costs. The unused capacity on Datacom Revolving Facility was $160,547 as of December 31, 2025.

The Sunflower Secured Credit Facility requires maintenance of certain financial covenants such as loan-to-value ratio, debt service coverage ratio and minimum lease terms requirements while Datacom Revolving Facility requires loan-to-value ratio, debt service coverage ratio and minimum rental income requirements that support the borrowing base, among others. The Company and Datacom JV were in compliance with these financial covenants as of December 31, 2025 and 2024.

U.S. Federal Income Tax Risks

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially state, local and Puerto Rico tax, and would adversely affect our operations and the price of our shares of common stock.

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2021. We have operated and intend to continue to operate in a manner that would allow us to qualify as a REIT. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited, and it is possible our REIT status may terminate inadvertently.

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

Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code of 1986 (as amended, “the Code”) will be subject to a 100% tax). If we fail to make (or be deemed to make) sufficient, timely distributions of our income and gain, we could be subject to a 4% excise tax to the extent of such failure. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect and certain other requirements were satisfied) we would be subject to tax on the portion of our income that caused us to fail to meet the income test requirements. We also may decide to retain net capital gain we recognize from the sale or other disposition of our property and pay U.S. federal income tax directly on such gain. In that event, our stockholders would be treated as if they recognized that gain and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes. Additionally, companies through which we indirectly own our assets, such as taxable REIT subsidiaries, may be subject to U.S. federal, state, local, Puerto Rico and non-U.S. income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

As stated above, in order to qualify as a REIT, we must distribute as dividends to our stockholders at least 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Until we were required to file annual and periodic reports with the SEC under the Exchange Act, we were subject to the “preferential dividend” rule and therefore distributions could not be considered “preferential dividends” in order for them to be counted as satisfying the annual distribution requirements for REITs and to provide us with a REIT-level tax deduction. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions, or the allocation of certain fees among different classes of stock).

Furthermore, we did not seek a ruling from the IRS but believe that differences in dividends distributed to holders of Class D shares, Class I shares, Class S shares and Class T shares before we became a reporting company as a result of class- specific stockholder servicing fees that are deducted from the gross distributions for each share class should not have resulted in preferential dividends. However, no assurance can be given that the IRS will agree with this determination. If the IRS were to successfully assert that we paid a preferential dividend, we might be deemed to fail the 90% distribution test, and our status as a REIT could be terminated.

On December 18, 2015, Congress passed the Protecting Americans from Tax Hikes Act of 2015, which is commonly referred to as the PATH Act. The PATH Act repealed the set of rules prohibiting preferential dividends, but only with respect to REITs that file annual and periodic reports with the SEC under the Exchange Act. With the filing of our Registration Statement on Form S-11 for the Public Offering, we became a reporting company under the Exchange Act, and the preferential dividend rule therefore became inapplicable to us as of that time. However, if the IRS determined that we made a preferential dividend payment before we became a reporting company, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We can provide no assurance that we will not be treated having as inadvertently paid preferential dividends before we became a reporting company.

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

For so long as we qualify as a REIT, our ability to dispose of property may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity other than a taxable REIT subsidiary, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business, unless certain safe harbor provisions apply. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors. Any losses we incur on such prohibited transactions may not be used to offset gains from prohibited transactions. Any taxes we pay would reduce our cash available for distribution to you. To avoid incurring prohibited transactions tax, we may forgo disposition opportunities that would otherwise be available if we were not a REIT.

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

Based on our operating procedures, we believe that the Operating Partnership will continue to be treated for U.S. federal income tax purposes as a partnership and not as an association taxable as a corporation. If the IRS were successfully to determine that the Operating Partnership was properly treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were treated as a corporation, we could fail to qualify as a REIT, with the resulting consequences as described in this Annual Report.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates. However, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT. The OBBBA made this deduction permanent. You are urged to consult with your tax advisor regarding the effect of this on your effective tax rate with respect to REIT dividends.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and interests in taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer (other than certain excluded securities, including securities that qualify for the “straight debt” safe harbor). Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than interests in taxable REIT subsidiaries and qualified real estate assets), and no more than 20% (25% for taxable years beginning after December 31, 2025 as a result of the OBBBA) of the value of our assets can be represented by securities of one or more taxable REIT subsidiaries (other than qualified real estate assets). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to qualify and maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

If anyone attempts to transfer or own shares of stock in a way that would violate the share ownership limits (or would prevent us from continuing to qualify as a REIT), unless such ownership limits have been waived prospectively or retroactively by our Board, those shares instead will be deemed transferred to a trust for the benefit of a charitable beneficiary and will be either repurchased by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit and will not prevent us from qualifying as a REIT. If this transfer to a trust fails to prevent such a violation or a disqualification as a REIT, then the initial transfer or ownership will be null and void from the outset. Anyone who acquires or owns shares in violation of the aggregate share ownership limit or the common share ownership limit, unless such ownership limit or limits have been waived prospectively or retroactively by our Board, or the other restrictions on transfer or ownership in our charter, bears the risk of a financial loss when the shares are repurchased or sold.

The ability of our Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for distributions paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates, as well as state and local taxes, and we would no longer be required to distribute most of our net income to our stockholders, which may have adverse consequences on our total return to stockholders.

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

Distributions May Constitute UBTI for Tax-Exempt Investors.

Neither ordinary nor capital gain distributions with respect to our shares or gain from the sale of our shares should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our shares may be treated as UBTI if shares are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;
●	Part of the income and gain recognized by a tax-exempt investor with respect to our shares would constitute UBTI if the investor incurs debt in order to acquire the shares;
●	Part or all of the income or gain recognized with respect to shares by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as UBTI; and
●	Part or all of the income and gain recognized by a tax-exempt investor would constitute UBTI if we directly or indirectly acquire a residual interest in certain mortgage loan securitization structures (i.e., a “taxable mortgage pool” or a residual interest in a real estate mortgage investment conduit (a “REMIC”).

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

Gain recognized by a non-U.S. stockholder upon the sale or exchange of shares of our common stock generally will not be subject to U.S. federal income taxation unless such shares constitute a USRPI within the meaning of FIRPTA. Our shares of common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. There can be no assurance that we will qualify as a domestically-controlled qualified investment entity.

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

In some circumstances where an ERISA plan holds an interest in an entity, a pro rata portion of the assets of the entire entity are deemed to be plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable treasury regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our Advisor or we or our affiliates are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Additionally, regardless of whether our shares qualify for the “publicly offered securities” exception of the treasury regulations, a prohibited transaction could occur if we, the Advisor, any selected dealer or any of their affiliates is a fiduciary with respect to any tax-qualified employee pension benefit plan described in Section 3(3) and subject to Title I of ERISA, a “plan” described in Section 4975(e)(1) of the Code, that is subject to Section 4975 of the Code (including for e.g., an IRA and a “Keogh” plan), a plan, account or other arrangement that is subject to any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code (collectively, “Similar Laws”) or by an entity whose underlying assets are considered to include the assets of any of the foregoing (collectively “Benefit Plans”), purchasing shares of our common stock. Prior to making an investment in us, you should consider whether the investment is appropriate for a Benefit Plan, taking into account your obligations under ERISA, the Code and applicable Similar Laws, including, without limitation, the prudence, diversification, delegation of control and prohibited transaction provisions of ERISA, the Code and any other applicable Similar Laws and the facts and circumstances of the investing Benefit Plan.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Public Offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, contains a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend the Public Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Public Offering, it would harm our ability to create a diversified portfolio of investments and our ability to achieve our investment objectives.

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

In the event of a cybersecurity incident impacting us or our Advisor, our Sponsor has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of our Sponsor, including coordinating with the relevant members of our Advisor. The incident response plan includes notification to the applicable members of cybersecurity leadership, and, as appropriate, escalation to the full HMC Capital risk management team and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee of our Board and to our full Board, if appropriate.

Oversight of Cybersecurity Risks

Our Board and audit committee have primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity risks as well as challenges to our business from evolving technology systems, such as generative artificial intelligence and machine learning. Certain members of the HMC Capital cybersecurity team periodically report to our audit committee as well as our full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on HMC Capital’s cybersecurity program as it impacts us, the external threat environment, and HMC Capital’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and HMC Capital’s preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

Material Impact of Cybersecurity Risks

As of the date of this filing, we have not experienced a material information security breach incident and the expenses we have incurred from information security incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors- Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.”

ITEM 2. PROPERTIES

For an overview of our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation.

Principal Executive Offices

Our principal executive and administrative offices are located in leased space at 30 Rockefeller Plaza, Suite 2050, New York, NY 10112. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against the Company. From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted with certainty, we do not expect that the final outcome of any such proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 31, 2026, we had approximately 10,521,027 shares of common stock outstanding held by a total of approximately 1,589 stockholders of record. The number of stockholders is based on the records of SS&C Technologies, Inc., who serves as our transfer agent.

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

On February 14, 2025, our Registration Statement on Form S-11 for the Public Offering of $575,000,000 of shares of Class D shares, Class I shares, Class S shares and Class T shares, consisting of up to $500,000,000 of Class D shares, Class I shares, Class S shares and Class T shares in our Primary Offering and up to $75,000,000 of Class D shares, Class I shares, Class S shares and Class T shares pursuant to our DRP, was declared effective by the SEC.

On September 26, 2025, the Board approved a program pursuant to which the Sponsor may, over the course of twelve months, periodically cancel certain shares of common stock of the Company held by the Sponsor for no consideration (the “Cancellation Program”). For the year ended December 31, 2025, the Board accepted the (i) cancellation of 1,150,000 Class I shares held by the Sponsor for no consideration and (ii) a corresponding number of Class I OP Units in the Operating Partnership in connection with the Cancellation Program.

During the Private Offering, we published a quarterly NAV per share calculated as of each fiscal quarter ended during the period from June 30, 2023 through September 30, 2024. Each historical quarterly NAV per share for each class of shares was determined by our Advisor based on the net asset values of our investments and the addition of any other assets (such as cash on hand), and the deduction of any other liabilities. The following table presents our historical quarterly NAVs per share for Class A shares (not offered in the Public Offering), Class AX shares (not offered in the Public Offering), Class I shares, Class IX shares (not offered in the Public Offering) and our OP Units, or Class P OP Units and Class PX OP Units, that are held by our Advisor and third-parties other than us. Class D shares, Class DX shares (not offered in the Public Offering). Class S shares and Class T shares are omitted from below since none were outstanding as of any of the periods listed below:

					Class P	Class PX
Date	Class A	Class AX	Class I	Class IX	OP Units	OP Units
June 30, 2023	$10.0436	$10.0436	$10.0436	$10.0436	$10.0543	$10.0543
September 30, 2023	$10.0583	$10.0464	$10.0544	$10.0554	$10.0543	$10.0395
December 31, 2023	$10.2426	$10.2233	$10.2352	$10.2343	$10.0744	$10.2223
March 31, 2024	$10.2654	$10.2403	$10.2590	$10.2732	$10.2511	$10.2408
June 30, 2024	$10.2520	$10.2271	$10.2494	$10.2625	$10.2732	$10.2328
September 30, 2024	$10.3626	$10.3389	$10.3532	$10.3685	$10.4156	$10.3764

We began determining our NAV on a monthly basis, instead of quarterly, for our shares and Class P OP Units and Class PX OP Units commencing with the monthly NAV per share calculated as of November 30, 2024. With the approval of our Board, including a majority of our independent directors, we engaged an independent valuation advisor commencing with our monthly NAV per share calculated as of November 30, 2024, to review internal valuations prepared by our Advisor for reasonableness. While our independent valuation advisor reviews for reasonableness the assumptions, methodologies and valuation conclusions applied by our Advisor for our property and certain real estate debt, our independent valuation advisor is not responsible for, and does not calculate, our NAV. Our Advisor is ultimately and solely responsible for the determination of our NAV. The following table presents our historical monthly NAVs per share for Class A shares (not offered in the Public Offering), Class AX shares (not offered in the Public Offering), Class I shares, Class IX shares (not offered in the Public Offering) and our OP Units, or Class P OP Units and Class PX OP Units, that are held by our Advisor and third-parties other than us. Class D shares, Class DX shares (not offered in the Public Offering). Class S shares and Class T shares are omitted from below since none were outstanding as of any of the periods listed below:

						Class P	Class PX
Date	Class A	Class AX	Class I	Class IX	Class T(1)	OP Units	OP Units
November 30, 2024	$10.3065	$10.2817	$10.2984	$10.3100	$—	$10.3659	$10.3277
December 31, 2024	10.3272	10.3032	10.3185	10.3321	—	10.3907	10.3524
January 31, 2025	10.2226	10.1988	10.2133	10.2271	—	10.2927	10.2524
February 28, 2025	10.3311	10.3074	10.3287	10.3337	10.3287	10.4054	10.3655
March 31, 2025	10.2413	10.2220	10.2317	10.2479	10.2317	10.3162	10.2770
April 30, 2025	10.2476	10.2284	10.2370	10.2521	10.2370	10.3246	10.2857
May 31, 2025	10.2484	10.2291	10.2300	10.2468	10.1914	10.3031	10.2649
June 30, 2025	10.1826	10.1656	10.1873	10.1821	10.2274	10.2659	10.2156
July 31, 2025	10.0482	10.0324	10.0594	10.0465	10.0661	10.1319	10.0807
August 31, 2025	10.0428	10.0272	10.0898	10.0420	10.0683	10.1003	10.0904
September 30, 2025	10.0379	10.0228	10.0991	10.0370	10.0721	10.1001	10.0911
October 31, 2025	10.0992	10.0840	10.1400	10.0975	10.1424	10.1651	10.1572
November 30, 2025	10.0888	10.0736	10.1188	10.0864	10.1318	10.1586	10.1517
December 31, 2025	10.1221	10.1070	10.1511	10.1189	10.1758	10.1958	10.1898

_____________________________________

(1)	Class T shares were offered effective February 2025 under the Public Offering.

The Company is offering its shares of common stock in the Public Offering at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. However, the Company may offer shares at a price that it believes reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share since the end of the prior month. Subsequent to December 31, 2025, the Company has determined NAVs per share as of January 31, 2026 and

February 28, 2026. As of January 31, 2026, the Company reported NAV of $10.0903 per Class T share and $10.0641 per Class S share, Class D share, and Class I share. As of February 28, 2026, the Company reported NAV of $9.9443 per Class T share and $9.9110 per Class S share, Class D share, and Class I share. These NAVs per share were determined in accordance with the Company’s valuation policy and procedures set forth in the Company’s prospectus for the Public Offering. No public trading market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Unless we list our shares on a national securities exchange, we do not expect that a public market for the shares will develop.

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

December 31, 2025 NAV Per Share

Our total NAV presented in the following tables includes the NAV per share of the Class A shares, Class AX shares, Class I shares and Class IX shares, as well as partnership interests of the Operating Partnership held by parties other than us. As of December 31, 2024, no Class D shares, Class DX shares, Class S shares or Class T shares were outstanding. Further, Class A shares, Class AX shares, Class DX shares and Class IX shares are not offered in the Public Offering. The following table provides a breakdown of the major components of our total NAV as of December 31, 2025:

December 31,
Components of NAV	2025
Investments in real estate	$37,714,618
Investment in Datacom JV	51,144,322
Cash and cash equivalents	42,044,304
Due from affiliate	125,421
Tenant and other receivables	252,187
Prepaid and other assets – net	2,609,890
Redemptions payable	(2,020,353)
Accounts payable and accrued liabilities	(1,540,927)
Due to affiliates	(2,297,497)
Distributions payable	(355,760)
Deferred rental revenue	(89,927)
Loan payable	(18,340,795)
Interest expense payable	(28,818)
Unamortized expense support repayment/O&O(1)	15,165,494
Performance participation allocation payable to affiliate	(948,118)
Net asset value	$123,434,041

_________________________________

(1)	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the Expense Support Agreement and Advisory Agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four-to-five-year period as a reduction of the outstanding unamortized balance. As of December 31, 2025, the unamortized expense support repayment balance was $15,165,494, with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note (the “Promissory Note”), in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five-year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital executed a Limited Guarantee to guarantee the Advisor’s obligations under the Promissory Note.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025:

						Class P	Class PX
	Class A	Class AX	Class I	Class IX	Class T	Units (1)	Units (1)	Total (2)
Net Asset Value	$45,005,390	$14,022,536	$34,803,933	$15,250,585	$591,241	$11,950,113	$1,810,243	$123,434,041
Number of outstanding shares	4,446,233	1,387,403	3,428,604	1,507,140	58,102	1,172,064	177,652	12,177,198
NAV/Share	$10.1221	$10.1070	$10.1511	$10.1189	$10.1758	$10.1958	$10.1898	$10.1365
(1)	Includes the partnership interests of the Operating Partnership held by parties other than us.
(2)	As noted above, Class A shares, Class AX shares and Class IX shares are not offered in the Public Offering. Such shares were offered in the Private Offering, which terminated prior to the commencement of the Public Offering.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations.

		Exit
	Discount	Capitalization
Property Type	Rate	Rate
Investment in Datacom JV	6.56%	4.25%
Data Centers	7.25%	6.25%

These assumptions are determined by our Advisor and reviewed for reasonableness by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

				Data Centers
	Hypothetical		Investment in	Investment
Input	Change		Datacom JV	Values
Discount Rate	0.25% decrease	%	2.04%	1.89%
Discount Rate	0.25% increase	%	(1.99)%	(1.84)%
Exit Capitalization Rate	0.25% decrease	%	4.33%	2.49%
Exit Capitalization Rate	0.25% increase	%	(3.84)%	(2.30)%

The following table reconciles U.S. GAAP total equity per our condensed consolidated balance sheet to our December 31, 2025 NAV:

December 31, 2025
Total equity	$85,638,961
Adjustments:
Unrealized appreciation of investments in real estate and Datacom JV	20,140,048
Accumulated depreciation and amortization	2,912,190
Straight line rent receivable	(455,369)
Accrued stockholder servicing fees	32,717
Accrued expense support repayment	15,165,494
NAV	$123,434,041

The following details the adjustments to reconcile the Company’s total GAAP equity to our NAV:

●	We depreciate our investments in properties and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization are not recorded for purposes of calculating our NAV.

●	Our investments in properties are presented at their depreciated cost basis in our consolidated GAAP financial statements. Our investment in Datacom JV is accounted for under the equity method of accounting. As such, any increases or decreases in the fair market value of our investments in real estate as well as our investment in Datacom JV are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and Datacom JV are recorded at fair value.

●	Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class T shares, Class S shares and Class D shares. Under GAAP, we accrue (i) the full amount, up to the applicable 8.75% fee limitation, for Class T shares, Class S shares and Class D shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class T shares, Class S shares and Class D shares as an offering cost at the time we sell the applicable share. Refer to Note 9, “Equity,” to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly basis when such fees are paid.

●	We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

●	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements as described in footnote 1 to table detailing the major components of our total NAV above. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four-to-five-year period as a reduction of the outstanding unamortized balance.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we sold equity securities that were not registered under the Securities Act as described below. In July 2021, we commenced the Private Offering of shares of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, and Class IX shares, to accredited investors only pursuant to a confidential private placement memorandum. We terminated the Private Offering prior to commencement of the Public Offering. Class A shares, Class AX shares, Class DX shares, and Class IX shares will not be sold in the Public Offering. As of the termination of the Private Offering in February 2025, we had received aggregate gross offering proceeds of approximately $117,035,800 from the sale of approximately 5,752,700 Class A shares, 1,383,000 Class AX shares, 2,208,400 Class I shares and 2,122,800 Class IX shares in the Private Offering. The offer, sale, and issuance of these OP Units were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

On January 18, 2022, we began offering Class P OP Units and Class PX OP Units in the OP Unit Offering. We terminated the OP Unit Offering prior to commencement of the Public Offering. The Class P OP Units and Class PX OP Units will be exchangeable at the applicable exchange ratio, in certain circumstances, into Class I shares and Class IX shares. As of the termination of the OP Unit Offering in February 2025, we had received aggregate gross proceeds of approximately $22,623,000 from the sale of approximately 2,034,900 Class P OP Units and 216,600 Class PX OP Units in the OP Unit Offering. The offer, sale, and issuance of these OP Units were exempt from the registration provisions of the Securities Act pursuant to Regulation D promulgated thereunder.

Use of Proceeds

Our Registration Statement on Form S-11 (File No. 333-284566) for our Public Offering was declared effective by the SEC on February 14, 2025. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of December 31, 2025, the Company issued approximately 57,990 Class T shares and 2,979,260 Class I shares under the Public Offering, including the purchase of 2,869,410 Class I shares by the Sponsor, resulting in receipt of net proceeds of approximately $30,831,251. As of December 31, 2025, the net offering proceeds to us from our Private Offering, the OP Unit Offering and the Public Offering, after deducting the total expenses incurred as described above, were approximately $160,609,222.

From inception through December 31, 2025, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering, the OP Unit Offering and the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,973,623	Actual
Other organization and offering costs	8,230,124	Actual
Total	$10,203,747

We intend to use the net proceeds from such sales to (1) make investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into and (3) fund distributions and repurchases under our share repurchase program. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of the Public Offering in short-term, low risk, highly liquid, interest-bearing investments.

Distributions

We elected to be taxed as a real estate investment trust, or REIT, under the Code, commencing with the taxable year ended December 31, 2021, and expects to qualify in the current year as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Our Board may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular monthly distributions to our stockholders. We expect to continue to pay distributions monthly unless our results of operations, funds available for distribution, our general financial condition, capital expenditures requirements and applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our Board, in its discretion, and may vary from time to time. Our Board’s discretion will be influenced in substantial party by its obligations to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our shares of common stock.

The Board authorized, and the Company declared, distributions through December 31, 2025 in an amount equal to $0.54 per share, and for the period January 1, 2026 through March 31, 2026 in an amount equal to $0.001479452 per day (or approximately $0.54 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, the class-specific stockholder servicing fees that are payable with respect to such classes of shares as further described in the Company’s prospectus. The distributions were payable monthly in arrears to stockholders of record at the close of business each day during the prior month.

For the years ended December 31, 2025 and December 31, 2024, the Company has declared distributions of $6,677,827 and $6,602,286, respectively, of which $364,209 and $548,514, respectively, was unpaid as of the respective reporting dates and has been recorded as Distributions payable on the accompanying consolidated balance sheets. All of the unpaid distributions as of December 31, 2025 and December 31, 2024 were paid during January 2026 and January 2025, respectively.

Distributions for the year ended December 31, 2025 were characterized, for federal income tax purposes, as 100% capital gains primarily as a result of the Tower Sale. Distributions for the year ended December 31, 2024 were characterized, for federal income tax purposes, as 100% return of capital.

In general, in lieu of receiving cash distributions that are authorized by our Board, distributions to holders of Class AX shares, Class DX shares, Class IX shares and Class PX units are deemed distributed and then invested in additional shares of the same class at the applicable transaction price per share, net of any selling commissions associated with the applicable share class. Also, in connection with the Public Offering, the Company adopted a distribution reinvestment plan (“DRP”), as described further below, whereby Class D shares, Class I shares, Class S shares and Class T shares will have their cash distributions automatically reinvested in additional shares of common stock unless stockholders elect to receive distributions in cash. For the years ended December 31, 2025, and 2024, $2,357,696 (including $158,886 worth of shares reinvested pursuant to the Company’s DRP in December 2024) and $1,859,053, respectively were reinvested pursuant to the Company’s DRP.

The following table provides information regarding distributions declared by the Company for the years ended December 31, 2025 and December 31, 2024.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Distributions
Payable in cash	$4,479,017	$4,581,128
Reinvested in shares	2,198,810	2,021,158
Total distributions	$6,677,827	$6,602,286

Distribution Reinvestment Plan

The Company is offering up to $75 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserves the right to reallocate the shares the Company is offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. The Company will not pay any selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares will be reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. The Company may amend or terminate the DRP for any reason at any time upon 10 days’ notice to the participants. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. For the year ended December 31, 2025, $2,357,696 was reinvested pursuant to the Company’s DRP.

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

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company, we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our Board may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests. Material modifications, including any amendment to the 2% monthly or 5% quarterly limitations on repurchases, and suspensions of the share repurchase plan will be promptly disclosed to stockholders via their financial representatives. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased. Our Board must affirmatively authorize the recommencement of the plan if it is suspended before stockholder requests will be considered again.

During the three months ended December 31, 2025, the Company repurchased the following shares of common stock under the share repurchase program. The amount repurchased was less than the share repurchase requests received for the same period due to the repurchase limitations being met.

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
October 2025	1,553,526	183,676	$10.0617	1.6%
November 2025	1,548,175	188,424	$10.1135	1.7%
December 2025	1,584,574	183,071	$10.0979	1.7%

_____________________________________

(1)	Represents aggregate NAV of the shares repurchased under our share repurchase program over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)	Repurchases are limited as described above. The 1.67% monthly NAV limit was reached for November and December 2025. As of December 31, 2025, there were outstanding and unfulfilled repurchase requests aggregating to $14,152,236 based on the November 2025 NAV.

The Operating Partnership’s repurchase program with respect to Class P OP Units and Class PX OP Units (the “OP Unit repurchase program”) is a separate repurchase program from our share repurchase program; however, the terms of the OP Unit repurchase program generally mirror the terms of our share repurchase program, and it has the same limitations described above based on our operating partnership’s aggregate NAV. Pursuant to the OP Unit repurchase program, to the extent we, on behalf of our operating partnership, choose to repurchase OP Units in any particular month, we will only repurchase OP Units as of the opening of the last calendar day of that month (each such date, an “OP Unit Repurchase Date”). Repurchases will be made at the transaction price in effect on the OP Unit Repurchase Date, except that OP Units that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “OP Unit Early Repurchase Deduction”) of such OP Units. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The OP Unit Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder.

During the three months ended December 31, 2025, the Company repurchased the following OP Units:

		Total Number of		Approximate Dollar
		OP Units Purchased as		Value of OP Units
	Total Number of	Part of Publicly		Available that may yet
	OP Units Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per OP Unit (1)	Percentage of NAV (2)
October 2025	191,838	23,521	$10.1000	1.7%
November 2025	168,294	23,283	$10.1652	1.7%
December 2025	201,269	22,908	$10.1584	1.7%

_______________________________________

(1)	Represents aggregate NAV of the units repurchased under the repurchase program over aggregate NAV of all units outstanding, in each case, based on the NAV as of the last calendar day of the prior quarter end.
(2)	Repurchases are limited as described above. The 1.67% monthly NAV limit was reached for October through December 2025. As of December 31, 2025, there were outstanding and unfulfilled repurchase requests aggregating to $1,811,901 based on the November 2025 NAV.

ITEM 6. RESERVED

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “StratCap Digital Infrastructure REIT,” “DIR,” the “Company,” “we,” “us,” or “our” refer to StratCap Digital Infrastructure REIT, Inc. and its subsidiaries including SWIF II Operating Partnership, LP, a Delaware limited partnership, which we refer to herein as the “Operating Partnership,” unless the context specifically requires otherwise. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A - “Risk Factors” in this Annual Report. See also the “Cautionary Statement Regarding Forward-Looking Statements” section preceding Part I of this Annual Report.

Overview

StratCap Digital Infrastructure REIT, Inc. (the “Company”) is a Maryland corporation formed on April 7, 2021 (inception), and has qualified since December 31, 2021, and expects to qualify in the current year as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). We own all or substantially all of our assets through our Operating Partnership, of which we are the sole general partner. We are externally managed by our Advisor, StratCap Digital Infrastructure Advisors II, LLC, an affiliate of our Sponsor, StratCap Investment Management, LLC.

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

On December 22, 2025, the Company, through the Operating Partnership and its subsidiaries, sold and transferred 100% of the fee simple interest (“Tower Sale”) in 48 towers with associated ground leases or easements, 68 tenant leases and other related assets (“Tower Assets”) to a third party. The sale of the Tower Assets represented a sale of substantially all of the Company’s wholly-owned Tower Assets and, as such, the Tower Assets are reflected as discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

As of December 31, 2025, through wholly-owned subsidiaries of our Operating Partnership, we own 100% of the fee simple interest in two data centers leased to three tenants, as well as a 51% interest, through the Datacom JV, in 150 towers with associated ground leases or easements, two rooftop easements, 228 tenant operating leases and other related assets.

Current Market Conditions and Related Risks and Opportunities

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate related securities, other than those referred to in this Annual Report. Specifically, the U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including the uncertainties and disruptions resulting from government policies and regulations, tariffs, higher inflation, geopolitical uncertainty and particularly the effect of the current interest rate environment, as well as actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, and civil unrest and terrorism.

2025 Highlights

Operating Results

●	Declared monthly net distributions totaling $6.7 million during the year ended December 31, 2025.

Investments

●	On December 22, 2025, the Company sold the Tower Assets for total net proceeds of $54.6 million. We recognized a net gain on sale of approximately $14.0 million.
●	Prior to the Tower Sale, we closed on the acquisition of nine cell towers and funded preacqusition development costs totaling $8.7 million. A substantial amount of these costs were included in the purchase price of the Tower Assets.

Capital and Financing Activity

●	Raised $30.8 million from the sale of shares of common stock under the Public Offering. The Sponsor contributed $29.1 million of the total gross offering proceeds.
●	Repurchased $21.2 million of shares and units from investors during the year ended December 31, 2025.
●	Cancelled 1,150,000 Class I shares held by the Sponsor for no consideration under the Cancellation Program.
●	Borrowed $5.5 million from the Sunflower Secured Credit Facility to partially fund the acquisition of the cell towers acquired prior to the Tower Sale. Concurrently with the Tower Sale, the Company repaid $16.5 million of the outstanding Sunflower Secured Credit Facility loan balance.

Results of Operations

As of December 31, 2025, the Company’s portfolio represents the two data centers leased to three tenants. The disposition of the Company’s Tower Assets represents a strategic shift in the Company’s business and as such, qualify for discontinued operations presentation. The results of the properties that have been sold for the years ended December 31, 2025 and 2024 were reclassified to income (loss) from discontinued operations. These reclassifications had no effect on our reported net income.

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024	2025 vs 2024
Revenues:
Rental revenues	$2,582,747	$2,652,459	$(69,712)
Total revenues	2,582,747	2,652,459	(69,712)
Expenses:
Property operating expenses	321,601	311,947	9,654
General and administrative	4,329,278	3,666,240	663,038
Asset management fees	1,468,366	1,484,727	(16,361)
Depreciation and amortization	1,225,013	1,225,010	3
Performance participation allocation	—	948,118	(948,118)
Total expenses	7,344,258	7,636,042	(291,784)
Loss on investment in Datacom JV	(5,261,052)	(3,378,066)	(1,882,986)
Interest expense	(1,245,177)	(1,422,046)	176,869
Interest income	6,890	226,047	(219,157)
Loss from continuing operations	(11,260,850)	(9,557,648)	(1,703,202)
Income (loss) from discontinued operations	10,733,344	(1,875,090)	12,608,434
Net loss	(527,506)	(11,432,738)	10,905,232
Net loss attributable to non-controlling interests in the Operating Partnership	(309,425)	(1,660,856)	1,351,431
Net loss attributable to Company's stockholders	$(218,081)	$(9,771,882)	$9,553,801

Rental Revenue

For the year ended December 31, 2025, rental revenues remained generally flat compared to the year ended December 31, 2024 as both data centers were fully occupied at the beginning of January 2024. In 2024, rental revenue included additional real estate tax reimbursements income.

General and Administrative

For the year ended December 31, 2025, general and administrative expenses increased compared to the year ended December 31, 2024 due to the increase in audit, legal and printing costs, among others, as a result of being registered with the SEC, which was partially offset by the reduction of expense reimbursements attributable to employee compensation and other administrative costs.

Asset Management Fees

For the year ended December 31, 2025, asset management fees were slightly lower compared to the year ended December 31, 2024 due to the slight decrease in net asset value. Asset management fees were broadly in line with prior year given there were no material changes in NAV under management. In September and October 2024, the Advisor agreed to waive accrued, unpaid management fees otherwise payable to the Advisor by the Company pursuant to the Advisory Agreement, in the aggregate amount of $1,439,000 for the period from September 1, 2024 through September 30, 2025.

Performance Participation Allocation

There was no performance participation allocation recognized in the current period as the total returns did not exceed the hurdle rate for the period.

Loss on Investment in Datacom JV

For the year ended December 31, 2025, loss on investment in the Datacom JV increased compared to the year ended December 31, 2024 due to the increase in interest expense associated with the increase in borrowings and depreciation expense which was partially offset by the increase in rental revenue. The increase in rental revenue was attributable to the asset acquisitions.

Interest Expense

For the year ended December 31, 2025, interest expense decreased compared to the year ended December 31, 2024 due to the decrease in SOFR interest rate. The increase in borrowings amounting to $1,690,795 was attributable to the portion related to the Tower Assets sold, which was retained due to an adequate asset base supporting borrowing capacity.

Interest Income

For the year ended December 31, 2025, interest income decreased compared to the year ended December 31, 2024 due to the decrease in average cash balance prior to the Tower Sale. The Company has used its available cash to fund distributions, stock repurchases, asset acquisitions and operating expenses.

Liquidity and Capital Resources

We believe we have sufficient liquidity to operate our business, with $42,044,304 of immediate liquidity as of December 31, 2025, which is comprised of cash and cash equivalents. Our primary liquidity needs are to fund acquisition costs, including the purchase price of any properties, loans and securities we acquire, the payment of our offering and operating fees expenses, continuing debt service obligations, distributions to our stockholders and repurchase of shares under our share repurchase program. Aside from cash flow from operations, we obtain incremental liquidity through the sale of our common shares. We may also generate incremental liquidity through the sale of our investments. We intend to acquire our assets with cash and mortgage or other debt. We generally expect to use the net proceeds of the Private Offering, which terminated prior to the Public Offering, the OP Unit Offering and the Public Offering and use debt financing as a source of capital to fund these acquisitions.

Our offering and operating fees and expenses have included and we expect will continue to include, among other things, the management fee we will pay to our Advisor, the performance participation allocation that the Operating Partnership may pay to our Advisor, dealer manager fees, selling commissions and stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties.

We reimburse our Advisor for any organization and offering expenses associated with the Public Offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding upfront selling commissions and the stockholder servicing fee) as and when incurred. We do not intend to pay our Advisor or its affiliates any separate fees for property acquisitions, dispositions, financings (except interest and other payments to the lender in cases where the lender is an affiliate of the Advisor) or development, or adopt a long-term incentive plan, although our charter permits us to do so, subject to certain limitations. We do, however, reimburse our Advisor and its affiliates for out-of-pocket and other expenses related to the foregoing activities to the extent such expenses are paid by our Advisor, including but not limited to the expenses incurred by our Advisor in connection with any provision by our Advisor of legal, accounting, financial, due diligence, investor relations or other services performed by our Advisor that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of our Advisor required for our operations. As of December 31, 2025, we have incurred cumulative offering costs since inception of $10,203,747.

We entered into an Amended and Restated Expense Support Agreement with our Operating Partnership and our Advisor on August 12, 2025 (as amended to date, the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, our Advisor has agreed to defer certain fees and reimburse of fund certain of our expenses, subject to the terms of the Expense Support Agreement. Our Advisor may be required to pay or be entitled to reimbursement of fees that it had deferred and expenses that had been paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, our Advisor could incur or reimburse maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit.

We intend to acquire some of our assets with cash and mortgage or other debt and have in the past and expect to continue to use debt financing as a source of capital. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. There is no limitation on the amount we may borrow for the purchase of any single property, but our portfolio leverage cannot exceed 75% of the cost of our investments without justification; however, we intend to target a leverage ratio of the greater of 65% loan-to-value or loan-to-cost. During the initial stages of our Public Offering, however, our leverage ratio could exceed our target leverage ratio. Should a majority of our independent directors find justification, there will be no limitation on our portfolio leverage. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We anticipate that adequate cash will be generated from operations and our Public Offering to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates.

For the years ended December 31, 2025 and 2024, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. The net proceeds from our offerings have been used to fund the payment of distributions declared and distributed for the years ended December 31, 2025 and 2024, respectively, as follows:

	Twelve Months Ended December 31,
	2025	2024
Distributions declared:
Paid or payable in cash	$4,479,018	$4,743,233
Reinvested in shares or units (DRP)	2,198,809	1,859,053
Total declared and distributed	$6,677,827	$6,602,286
Source of funds for distributions:
Offering proceeds	$4,479,018	$4,743,233
Issuance of new shares of units (DRP)	2,198,809	1,859,053
Total sources for distributions	$6,677,827	$6,602,286

Now that there is no further borrowing capacity on Sunflower Secured Credit Facility, we may decide to obtain other lines of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase program and for any other corporate purpose. Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Contractual Obligations

The following table summarizes our contractual obligations and material cash requirements with payments due as of December 31, 2025:

		Less than
	Total	1 Year	1 – 2 Years	3 – 5 Years
Indebtedness	$18,340,795	$611,360	$17,729,435	$—
Interest payments(1)	2,569,240	1,193,995	1,375,245	—
Total	$20,910,035	$1,805,355	$19,104,680	$—
(1)	Interest payments for variable rate debt obligation are estimated using the most recent variable interest rate in effect to date.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	2025 vs 2024
Net cash used in operating activities	$(2,666,071)	$(4,197,497)	$1,531,426
Net cash provided by (used in) investing activities	46,146,031	(22,051,573)	68,197,604
Net cash (used in) provided by financing activities	(3,948,298)	14,063,922	(18,012,220)

Operating Activities

Cash flows from operating activities increased by $1,531,426 for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the $1,493,361 increase in amounts due to affiliates. During the year ended December 31, 2025, our Advisor paid some expenses on our behalf, which we reimbursed in February 2026. Additionally, during the year ended December 31, 2025, the Advisor agreed to waive accrued and unpaid management fee otherwise payable to the Advisor in the amount of $1,439,000 for services provided during the period from September 1, 2024 through August 31, 2025. The Company reclassified this accrued management fee to equity. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

Cash flows from investing activities increased by $68,197,604 for the year ended December 31, 2025 compared to the year ended December 1, 2024 primarily due to the $54,585,579 proceeds from the sale of the Tower Assets, $11,745,833 reduction of asset acquisitions and funding of preacquisition costs and a $3,919,192 reduction in investment in Datacom JV. These were partially offset by a $2,053,000 decrease in reimbursements of Datacom JV’s preacquisition costs.

Financing Activities

Cash flows from financing activities decreased by $18,012,220 for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the $16,500,000 repayment of the Company’s revolving credit facility, a $7,179,205 reduction in borrowings and a $4,314,297 increase in redemption of common stock and OP Units. These reductions were partially offset by an $8,909,134 increase in proceeds from issuance of common stock and OP Units, as well as an $831,881 increase in offering costs.

Recent Accounting Pronouncements

See Note 2— “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A change in any of the assumptions below, which are subjective, could have a material impact on our results of operations.

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

Disposition of Properties and Discontinued Operations

We recognize sales of non-financial assets, such as investments in properties, when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

We consider discontinued operation when the disposal of a component of an entity represents a strategic shift that has (or will have) a major effect on an entity’s financial results. When this is met, we reclassify the results of the properties that have been sold to gain (loss) from discontinued operations.

Emerging Growth Company Status

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act (February 14, 2030 for the Company), (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Our exposures to market risk have not changed materially since December 31, 2025.

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our Board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of StratCap Digital Infrastructure REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StratCap Digital Infrastructure REIT, Inc and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for the years then ended, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in accordance with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2023.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 31, 2026

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Investments in properties, net	$26,269,316	$26,971,814
Investment in Datacom Joint Venture	34,861,734	40,122,786
Cash and cash equivalents	42,044,304	2,512,642
Tenant and other receivables	752,865	329,454
Prepaid and other assets, net	2,609,890	5,086,505
Due from affiliates	104,154	245,702
Intangible assets, net	5,332,835	5,918,194
Assets related to discontinued operations	—	39,424,961
Total assets	$111,975,098	$120,612,058
Liabilities and Equity
Loan payable	$18,340,795	$16,650,000
Accounts payable and accrued liabilities	1,523,344	1,363,562
Interest expense payable	28,818	58,695
Redemptions payable	2,081,338	764,712
Distributions payable	364,209	548,514
Due to affiliates	2,330,214	728,290
Performance participation allocation payable to affiliate	948,118	948,118
Deferred rental revenue	89,927	—
Intangible lease liabilities, net	629,374	881,124
Liabilities related to discontinued operations	—	17,270,538
Total liabilities	26,336,137	39,213,553
Commitments and contingencies (Note 13)
Equity
Common stock – Class A shares, $0.01 par value per share, 6,000,000 and 100,000,000 shares authorized, 4,446,233 and 4,990,586 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	44,462	49,906
Common stock – Class AX shares, $0.01 par value per share, 3,000,000 and 100,000,000 shares authorized, 1,387,403 and 1,423,800 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	13,875	14,238
Common stock – Class D shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock – Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock – Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 3,428,604 and 1,828,031 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	34,286	18,283
Common stock – Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,507,140 and 1,934,499 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	15,071	19,345
Common stock – Class S shares, $0.01 par value per share, 94,000,000 shares authorized, no shares issued and outstanding at December 31, 2025	—	—
Common stock – Class T shares, $0.01 par value per share, 97,000,000 shares authorized, 58,102 shares issued and outstanding at December 31, 2025	581	—
Additional paid-in-capital	113,785,361	97,708,275
Accumulated deficit and cumulative distributions	(34,627,996)	(28,660,011)
Total stockholders’ equity	79,265,640	69,150,036
Non-controlling interests in the Operating Partnership	6,373,321	12,248,469
Total equity	85,638,961	81,398,505
Total liabilities and equity	$111,975,098	$120,612,058

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenues:
Rental revenues	$2,582,747	$2,652,459
Total revenues	2,582,747	2,652,459
Expenses:
Property operating expenses	321,601	311,947
General and administrative	4,329,278	3,666,240
Asset management fees	1,468,366	1,484,727
Depreciation and amortization	1,225,013	1,225,010
Performance participation allocation	—	948,118
Total expenses	7,344,258	7,636,042
Loss on investment in Datacom Joint Venture	(5,261,052)	(3,378,066)
Interest expense	(1,245,177)	(1,422,046)
Interest income	6,890	226,047
Loss from continuing operations	(11,260,850)	(9,557,648)
Income (loss) from discontinued operations	10,733,344	(1,875,090)
Net loss	(527,506)	(11,432,738)
Net loss attributable to non-controlling interests in the Operating Partnership	(309,425)	(1,660,856)
Net loss attributable to Company's stockholders	$(218,081)	$(9,771,882)

Basic and diluted earnings per share:
Loss from continuing operations attributable to Company's stockholders	$(0.92)	$(0.79)
Income (loss) from discontinued operations attributable to Company's stockholders	0.90	(0.15)
Loss per share attributable to Company's stockholders	$(0.02)	$(0.94)
Basic and diluted weighted average shares outstanding	10,647,420	10,373,855

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Shareholders’	Class P	Class PX	Total Common	Total Equity
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Common Units	Common Units	Units ($)	($)
Balance at December 31, 2023	4,710,257	1,316,975	1,726,264	1,659,843	—	$94,134	$90,638,994	$(13,291,662)	$77,441,466	1,651,698	249,337	$16,065,551	$93,507,017
Common shares issued (net of $140,761 in receivables and $971,017 of offering costs)	813,859	194,213	507,317	468,581	—	19,840	19,612,612	—	19,632,452	—	—	—	19,632,452
Common units issued (net of $133,406 of offering costs)	—	—	—	—	—	—	—	—	—	202,519	5,800	1,999,095	1,999,095
Dividends and distributions declared ($0.54 per share/unit)	—	—	—	—	—	—	—	(5,596,467)	(5,596,467)	—	—	(1,005,819)	(6,602,286)
Distribution reinvestment	—	73,446	—	96,758	—	1,702	1,739,416	—	1,741,118	—	11,523	117,935	1,859,053
Redemptions of common shares and common units	(533,530)	(160,834)	(405,550)	(290,683)	—	(13,904)	(14,282,747)	—	(14,296,651)	(258,531)	(60,287)	(3,267,437)	(17,564,088)
Net loss	—	—	—	—	—	—	—	(9,771,882)	(9,771,882)	-	—	(1,660,856)	(11,432,738)
Balance at December 31, 2024	4,990,586	1,423,800	1,828,031	1,934,499	—	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505
Common shares issued	114,472	1,418	2,988,252	26,525	57,990	31,885	32,539,639	—	32,571,524	—	—	—	32,571,524
Common units issued	—	—	—	—	—	—	—	—	—	129,854	—	1,352,500	1,352,500
Offering costs	—	—	—	—	—	—	(3,977,233)	—	(3,977,233)	—	—	(26,778)	(4,004,011)
Dividends and distributions declared ($0.54 per share/unit)	—	—	—	—	—	—	—	(5,749,904)	(5,749,904)	—	—	(927,923)	(6,677,827)
Distribution reinvestment	—	79,989	48,376	92,763	112	2,212	2,248,915	—	2,251,127	—	10,419	106,569	2,357,696
Redemptions of common shares and common units	(665,018)	(111,528)	(633,877)	(551,518)	—	(19,620)	(19,936,873)	—	(19,956,493)	(203,476)	(39,140)	(2,477,026)	(22,433,519)
Net loss	—	—	—	—	—	—	—	(218,081)	(218,081)	—	—	(309,425)	(527,506)
Stock-based compensation expense	—	—	—	—	—	—	162,599	—	162,599	—	—	—	162,599
Exchange of common units for common shares	6,193	(6,276)	347,822	4,871	—	3,526	3,589,539	—	3,593,065	(350,000)	—	(3,593,065)	—
Contributions attributable to waived management fee	—	—	—	—	—	—	1,439,000	—	1,439,000	—	—	—	1,439,000
Common shares canceled	—	—	(1,150,000)	—	—	(11,500)	11,500	—	—	—	—	—	—
Balance at December 31, 2025	4,446,233	1,387,403	3,428,604	1,507,140	58,102	$108,275	$113,785,361	$(34,627,996)	$79,265,640	1,172,064	177,652	$6,373,321	$85,638,961

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash Flows Used in Operating Activities:
Net loss	$(527,506)	$(11,432,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments in Datacom Joint Venture	5,261,052	3,378,066
Gain on sale of assets from discontinued operations	(13,994,152)	—
Depreciation and amortization	4,398,562	3,638,064
Asset retirement obligation - accretion expense	98,824	72,794
Amortization of deferred financing costs	86,157	67,652
Straight-line rental income	(190,802)	(210,248)
Non-cash lease expense	176,862	124,811
Above market lease amortization	62,844	62,844
Below market lease amortization	(251,750)	(251,750)
Stock-based compensation expense	162,599	—
Changes in operating assets and liabilities:
Tenant and other receivables	(150,066)	13,833
Due from affiliates	(33,030)	90,852
Prepaid and other assets - net	83,874	(43,499)
Accounts payable and accrued liabilities	244,758	189,477
Deferred rental revenue	74,829	(105,138)
Due to affiliates	2,018,991	525,630
Lease liabilities - net	(125,648)	(102,920)
Interest expense payable	(62,469)	28,860
Performance participation allocation payable	—	(244,087)
Net cash used in operating activities	(2,666,071)	(4,197,497)
Cash Flows Used in Investing Activities:
Proceeds from disposition of investments in properties	54,585,579
Asset acquisitions	(4,493,297)	(18,367,365)
Capital contributions to Datacom Joint Venture	—	(3,919,192)
Prepaid acquisition costs	(4,180,613)	(2,052,378)
Due from affiliates - Prepaid acquisition costs	234,362	2,287,362
Net cash provided by (used in) investing activities	46,146,031	(22,051,573)
Cash Flows from Financing Activities:
Proceeds from loan payable	5,505,795	12,685,000
Repayment of loan payable	(16,500,000)	—
Deferred financing costs	—	(37,728)
Proceeds from issuance of common shares	32,571,524	22,882,390
Redemptions paid to common shareholders	(18,872,575)	(13,535,159)
Offering costs for issuance of common shares	(1,230,010)	(828,411)
Deferred offering costs	—	(1,126,852)
Dividends and distributions paid to common shares	(3,655,125)	(3,814,619)
Proceeds from issuance of non-controlling interests in the Operating Partnership	1,352,500	2,132,500
Redemptions paid to non-controlling interests in the Operating Partnership	(2,244,318)	(3,267,437)
Offering costs for issuance of non-controlling interest in the Operating Partnership	(26,778)	(133,406)
Dividends and distributions paid to non-controlling interest in the Operating Partnership	(849,311)	(892,356)
Net cash (used in) provided by financing activities	(3,948,298)	14,063,922
Net change in cash and cash equivalents	39,531,662	(12,185,148)
Cash and cash equivalents, beginning of period	2,512,642	14,697,790
Cash and cash equivalents, end of period	$42,044,304	$2,512,642

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,441,110	$1,669,760
Cash paid for operating leases	$342,266	$254,297

Noncash Investing and Financing Activities:
Deconsolidation of subsidiaries or write-off of related net investments in properties sold	$40,591,427	$—
Ground lease right of use assets obtained in exchange for operating lease liabilities	$558,426	$1,528,394
Receivable from affiliates	$—	$(2,278,922)
Deferred offering costs included in accounts payable and accrued liabilities	$—	$304,603
Capital receivables included in tenant and other receivables	$—	$140,761
Deferred financing costs included in accounts payable and accrued liabilities	$—	$38,759
Addition of asset retirement obligations in relation to acquisitions	$246,142	$660,142
Redemptions payable	$2,081,338	$764,712
Dividends and distributions reinvested	$2,357,696	$1,862,272
Distributions payable to common stockholders	$309,577	$465,926
Distributions payable to non-controlling interests in the Operating Partnership	$54,632	$82,588
Offering costs included in due to affiliates	$571,992	$142,606
Prepaid acquisition costs applied to current period acquisitions	$1,370,040	$1,888,164
Prepaid offering costs reclassified to additional paid-in capital	$2,191,615	$—

The accompanying notes are an integral part of the consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS

StratCap Digital Infrastructure REIT, Inc. (the “Company”) is a Maryland corporation formed on April 7, 2021 (inception), and has qualified since December 31, 2021, and expects to qualify in the current year as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. On October 10, 2024, the Company changed its name from Strategic Wireless Infrastructure Fund II, Inc. to StratCap Digital Infrastructure REIT, Inc. The Company is the sole general partner and majority limited partner of SWIF II Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership formed on May 28, 2021. As of December 31, 2025 and 2024, the Company owned 88.9% and 85.0% equity interests in the Operating Partnership. Substantially, all of the Company’s business is conducted through the Operating Partnership.

The Company and the Operating Partnership are externally managed by StratCap Digital Infrastructure Advisors II, LLC (f/k/a Strategic Wireless Infrastructure Fund Advisors, LLC or SWIFA), a Delaware limited liability company (the “Advisor”). The Advisor, which also serves as a Special Limited Partner, owns a special limited partner interest in the Operating Partnership. As an externally managed entity with no employees, the Advisor is responsible for the day-to-day management of the Company, subject to the oversight of the Company’s board of directors (the “Board”). The Advisor is an affiliate of StratCap Investment Management, LLC (f/k/a Strategic Capital Fund Management, LLC), a Delaware limited liability company (the “Sponsor”). The Sponsor is indirectly owned by HMC USA Holdings LLC (“HMC”), a subsidiary of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital Limited”). StratCap Securities, LLC (f/k/a SC Distributors, LLC or SCD) is the Company’s dealer manager that is a Delaware limited liability company affiliated with the Sponsor and broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

On February 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration of common stock for its initial public offering. The Company registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering and up to $75 million in shares under its distribution reinvestment plan (“DRP”, collectively referred to as the “Public Offering”). The Company is offering any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares with a dollar value up to the maximum offering amount. The offering price per share for each class of the Company’s common stock sold in the Public Offering varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees, and subject to ongoing stockholder servicing fees. As of December 31, 2025, the Company issued approximately 57,990 Class T shares and 2,979,260 Class I shares under its Public Offering, including the purchase of 2,869,410 Class I shares by the Sponsor, resulting in receipt of net proceeds of approximately $30,851,138.

Prior to the effectiveness of the Public Offering, the Company discontinued its private offering of common shares consisting of Class A, Class AX, Class D, Class DX, Class I and Class IX shares of common stock and discontinued its private offering of operating partnership units (“OP Units”) of the Operating Partnership, consisting of Class P interests in the Operating Partnership, or Class P OP Units, and Class PX interests in the Operating Partnership, or Class PX OP Units. The Class P OP Units and Class PX OP Units remain exchangeable on a one-for-one basis, in certain circumstances, into Class I shares and Class IX shares of the Company at the election of the unit holders.

On December 22, 2025, the Company, through the Operating Partnership and its subsidiaries, sold and transferred 100% of the fee simple interest (“Tower Sale”) in 48 towers with associated ground leases or easements, 68 tenant leases and other related assets (“Tower Assets”) to a third party. The sale of the Tower Assets represented a sale of substantially all of the Company’s wholly-owned Tower Assets, and, as such, the Tower Assets are reflected as discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

As of December 31, 2025, the Company owns fee simple interests in two data centers as well as a 51% equity interest, through StratCap Wireless Datacom Ventures, LLC (the “Datacom Joint Venture” or “Datacom JV”), an unconsolidated joint venture, in 150 towers with associated ground leases or easements, two rooftop easements, 228 tenant leases and other related assets.

Liquidity

As of December 31, 2025, our current total liquidity was primarily comprised of $42,044,304 of cash and cash equivalents. The Company has no further borrowing capacity under its Sunflower Bank Credit Facility. In addition, the Company has not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

The Company’s primary sources of capital are derived from the sale of our common shares. The primary uses of capital will be to fund acquisitions of a variety of data centers, telecommunications and data infrastructure assets; the payment of operating expenses, including interest expense on any outstanding indebtedness; and the payment of authorized distributions and redemptions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and those entities in which the Company has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. Entities which we have significant influence, but do not control, through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Under the equity method, investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for equity in net income (loss), contributions and distributions. Equity in net income (loss) from unconsolidated entities is allocated based on the Company’s ownership or economic interest in each joint venture. Refer to Note 7, “Investment in Datacom Joint Venture,” for additional information about our investment in an unconsolidated entity.

The Operating Partnership is a VIE and is a consolidated subsidiary of the Company. The portion of the Operating Partnership’s equity attributable to noncontrolling interest is reflected in the non-controlling interest in the Operating Partnership and is presented separately within the equity section of the consolidated balance sheets. All revenues and operating expenses of the Operating Partnership are included in the respective line items in the consolidated statements of operations. The noncontrolling interest’s share of net income (loss) is reported as in the consolidated statements of operations as net income (loss) attributable to the Operating Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Company during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Operating Partnership during the period. The share of net income (loss) attributable to noncontrolling interest is presented in the consolidated statements of operations as net income (loss) attributable to the Operating Partnership. This amount is calculated based on the weighted average ownership percentage of the Operating Partnership not held by the Company, divided by the total weighted average ownership percentage of the Company during the period. Appropriate adjustments are made at each reporting period according to these ownership percentages.

As of December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $109.1 million and $23.3 million, respectively and as of December 31, 2024, the total assets and liabilities of the Company’s consolidated VIEs were $119.3 million and $36.7 million, respectively. Such amounts are included in the Company’s consolidated balance sheets.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation and in order to eliminate discontinued operations from income from continuing operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

Use of Estimates

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

Investments in Properties, net

Investments in properties represent the acquisition costs and costs of improvements, if any, of our portfolio. Additions, renewals, and improvements are capitalized, while routine maintenance and repairs are expensed as incurred.

These assets are stated at cost, net of accumulated depreciation. When the Company purchases perpetual easements as part of overall acquisitions, the Company allocates a portion of the purchase price to the land easement. Land and perpetual easements for land are not depreciated. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Cell towers	shorter of 20 years or the term of the underlying ground lease (including optional renewal periods)
Building	35 to 44 years
Site improvements	12 to 14 years

Asset Acquisitions

The Company’s acquisitions will generally qualify for asset acquisitions treatment under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business.

For asset acquisitions, the aggregate purchase price is allocated on a relative fair value basis to tangible assets and related intangible assets acquired (including land, buildings, site improvements and lease intangibles). The Company assesses and considers fair value based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of tangible and intangible assets acquired is derived from estimated replacement costs or discounted cash flow valuation methods. In determining fair value using the discounted cash flow valuation method, management estimates the applicable discount rate and the timing and amount of future cash flows, including market rates and lease-up period. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the tangible and intangible assets, or require acceleration of the depreciation or amortization expense of tangible and intangible assets in subsequent periods. Direct transaction costs associated to asset acquisitions are capitalized as a component of the cost of the asset acquired.

Prior to the Tower Sale, the Company recorded the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to ground leases, easements, and leased facility agreements to remove communications infrastructure or remediate the space upon which certain of the communications infrastructure resides. In determining the fair value of these asset retirement obligations, the Company made several subjective and highly judgmental estimates, such as those related to (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the towers or small cells or remediate the land.

Lease Intangibles

Lease intangibles primarily consist of the estimated fair values, as of the acquisition date; of in-place leases and tenant relationships (“contract rights”), of future tenant leases anticipated to be added to the acquired towers (“location capacity”), and the fair value of acquired in-place easements and ground leases with a finite life (“easements and right-of-use ground leases”).

The in-place leases and tenant relationships intangible assets are comprised of (1) the remaining contractual term of the existing in-place leases, (2) the expected exercise of the renewal provisions contained within the existing leases, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases. If the contractual rents associated with acquired in-place leases exceed prevailing market rents at the acquisition date, the Company records an intangible asset representing the favorable lease terms. Conversely, if the contractual rents are below prevailing market rents, the Company records a liability representing the unfavorable lease terms. Favorable lease intangible assets are amortized as a reduction to rental income over the remaining non-cancelable term of the lease. Unfavorable lease liabilities are amortized as an increase to rental income over the remaining lease term.

The location capacity intangible assets represent the fair value of the incremental revenue growth that could potentially be obtained by the Company from leasing the excess capacity on acquired cell towers. The easements and ground leases intangible assets are comprised of (1) the remaining contractual term of the existing easements and ground leases and (2) assumptions on similar costs avoided upon the renewal or extension of existing easements and ground leases. These intangibles are amortized on a straight-line basis over the expected term of the respective estimated useful lives as the benefit associated with these intangible assets are anticipated to be derived evenly over the life of the asset.

The estimated useful lives of the intangibles are limited by the maximum depreciable life of the communications infrastructure (15 to 20 years), as a result of the interdependency of the communications infrastructure and site rental leases. For all intangible assets, amortization is provided using the straight-line method over the estimated useful lives, as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

Asset Retirement Costs and Asset Retirement Obligations, net

Pursuant to the ground lease, easements, and leased facility agreements related to our Tower Assets, the Company recognizes obligations to perform asset retirement activities, including the removal of communications infrastructure or remediation of locations where such communications infrastructure was previously installed. The associated asset retirement costs are initially recorded in “Investments in Properties, net” within the consolidated balance sheets as an additional carrying amount of the related long-lived asset, and depreciated over the useful life of such asset. The liability accretes as a result of the passage of time and the related accretion expense is included in the depreciation and amortization in the consolidated statements of operations. As these obligations relate to the Tower Sale, prior year balances have been reclassified to discontinued operations.

Disposition of Properties and Discontinued Operations

Sales of non-financial assets, such as investments in properties, are recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

In accordance with ASC 205-20, discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s Tower Assets qualified for discontinued operations presentation, and thus, the results of the properties that have been sold as well as the gain from dispositions were included in gain (loss) from discontinued operations.

Impairment of Long-Lived Assets

The Company evaluates its consolidated properties for impairment quarterly or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, such as a significant decrease in market price of an asset or a significant adverse change in the extent or manner in which an asset is being used or its physical condition. The recoverability of the assets held and used is assessed by comparing their carrying amount to estimated undiscounted future net cash flows expected to be generated by these assets. If the carrying amount of a property exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the excess of the carrying amount of the property over its fair value.

The Company also evaluates for impairment consolidated properties to be sold, if there is any. The Company assesses whether the following criteria for classification as held for sale under GAAP have been met: (i) management has a committed plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) an active program to locate a buyer and complete the sale has been initiated; (iv) the sale of the property is probable within one year (generally evidenced by the property being listed for sale); (v) the property is actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes will be made to the plan or that the plan will be withdrawn. To the extent that these factors have been met, depreciation is discontinued, and the property is classified as held for sale and reported at the lower of the property’s carrying amount or fair value less estimated costs to sell. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, the property’s geographic location, lease-up potential and expected timing of lease-up, and estimates regarding tenant cancellations and renewals.

During the years ended December 31, 2025 and 2024, the Company determined that no impairment charges were necessary.

Cash and cash equivalents

Cash and cash equivalents represent cash held in banks which are available for immediate withdrawal and short-term investments that have original maturity dates of three months or less. The carrying amount approximates fair value due to the short-term nature of these investments. The Company has bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Tenant and Other Receivables

Tenant and Other Receivables includes rent and common area maintenance receivables, as well as the accumulated straight-line rent receivable balances and subscriptions received in advance. Management reviews its tenant related receivables on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. There were no allowances for uncollectible accounts as of December 31, 2025 and 2024, respectively.

Prepaid and Other Assets, net

Prepaid and Other Assets, net, includes deferred transaction and acquisition costs, deferred financing costs and prepaid insurance and ground rents. Deferred transaction and acquisition costs, which were $2,404,631 and $2,660,375 as of December 31, 2025 and 2024, respectively, include deposits and costs associated with due diligence and other pre-acquisition related activities. Deferred financing costs consist of lender’s fees, legal and other loan costs incurred in connection with the revolving line of credit. Deferred financing costs are amortized over the contractual terms of the respective financings using the straight-line method, which approximates the effective interest rate method. As of December 31, 2025 and 2024, deferred financing costs were $138,295 and $202,123, respectively, net of accumulated amortization of $180,846 and $117,018, respectively. During the years ended December 31, 2025 and 2024, $63,828 in deferred financing costs was amortized and recognized as interest expense in the consolidated statements of operations. Prior to the effectiveness of the Public Offering and as of December 31, 2024, the Company capitalized offering costs amounting to $2,191,615 which are included in prepaid and other assets, net within the consolidated balance sheets. Upon effectiveness of the Public Offering, the total deferred offering costs were reclassified to equity.

Lease Accounting

General

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

Lessor

Prior to the Tower Sale, the Company’s lessor arrangements mainly involved tenant contracts for dedicated space on its shared communications infrastructure. Subsequent to the Tower Sale, the Company’s lessor arrangement are focused on the two data centers it owns. The Company classifies its leases at lease commencement as operating, direct financing, or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments, plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

Lessee

The Company’s lessee arrangements primarily consist of ground leases for land where the towers are situated. Ground leases for land are specific to each site, generally contain an initial term of 5 to 10 years, and are renewable (and cancellable after a notice period) at the Company’s option.

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

Right-of-use (ROU) assets associated with operating leases are included in “Ground lease right of use assets” in the Company’s consolidated balance sheets. Lease liabilities related to operating leases are included in “Lease liabilities” in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the estimated lease term, and lease liabilities represent the Company’s present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company is not able to readily determine the rate implicit for its lessee arrangements, and thus uses its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company’s ROU assets are measured as the balance of the lease liability, plus any prepaid or accrued lease payments and any unamortized initial direct costs. Certain of the Company’s ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index (CPI). If the payment terms include fixed escalators, upfront payments, or rent-free periods, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract’s estimated lease term.

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

The Company reviews the carrying value of its ROU assets for impairment, similar to its other long- lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying amount of the ROU asset is no longer recoverable and exceeds the fair value such investment, an impairment loss is recognized. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. As these ROU assets relate to the Tower Sale, prior year balances have been reclassified to discontinued operations.

Revenue Recognition

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

Since the Company recognizes revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight- line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $135,387 and $167,268 for the years ended December 31, 2025 and 2024, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

The Company’s cell tower lease terms generally allow for only limited expense reimbursements on a pro- rata basis for property related expenses above base year expense amounts. Under the terms of data center leases, the majority of the Company’s rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from tenants. The Company records amounts reimbursable by tenants as revenue in the period the applicable expenses are incurred, which is generally on a ratable basis throughout the term of the lease. The Company accounts for and presents rental revenue and tenant recoveries as a single component under rental revenues as the timing of recognition is the same, the pattern with which the transfer the right of use of the property and related services to the lessee are both on a straight-line basis and our leases qualify as operating leases.

The Company may have multiple performance obligations for site development services, which primarily include structural analysis, zoning, permitting, and construction drawings. For each of the above- performance obligations, services revenues are recognized at completion of the applicable performance obligation, which represents the point at which the Company believes it has transferred goods or services to the tenant. The revenue recognized is based on an allocation of the transaction price among the performance obligations in a respective contract based on estimated stand-alone selling price.

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

Pursuant to the Equity Incentive Plan, in March 2025, the Company granted 19,265 shares of restricted stock to the independent directors of the Company that vest over a period of up to one year from the date of grant. There were no stock awards issued during the year ended December 31, 2024. For the year ended December 31, 2025, the Company recognized stock compensation expense amounting to $162,599. Such expense was based on the grant date fair value for time-based awards that are probable of vesting, which fair value calculation used the most recently disclosed NAV per share offering price at the time of grant. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

Earnings per Share

Basic loss from continuing operations and gain (loss) from discontinued operations per share for all periods presented are computed by dividing loss from continuing operations and gain (loss) from discontinued operations applicable to common shareholders by the weighted average number of shares of our common stock outstanding during the periods presented. Diluted loss from continuing operations and diluted gain (loss) from discontinued operations earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. We consider the effect of other potentially dilutive securities, including the Operating Partnership Units, which may be redeemed for shares of our common stock under certain circumstances, and include them in our computation of diluted EPS under the if-converted method when their inclusion is dilutive.

Fair Value Instruments

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2025 or December 31, 2024.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks

As of December 31, 2025 and December 31, 2024, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

The Company owned data centers located in Missouri and California that account for approximately 62.97% and 37.03%, respectively, of the total data center rental revenue for the year ended December 31, 2025. For the year ended December 31, 2024, these data centers accounted for approximately 62.37% and 37.63%, respectively of the total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.38%, 22.59% and 37.03%, respectively, of the total data center rental revenue for the year ended December 31, 2025. For the year ended December 31, 2024, these same tenants accounted for approximately 39.98%, 22.38% and 37.64%, respectively, of the total data center rental revenue.

Income Taxes

As discussed in Note 1, the Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with taxable year ended December 31, 2021. The Company generally must distribute annually at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain. Assuming the Company distributions equal or exceed the Company’s taxable net income, the Company generally will not be required to pay federal corporate income taxes on such income. The Company must also meet certain other organizational and operational requirements. If such requirements are not met, its income could be taxable at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

Certain income, gain, loss, and deductions of the Operating Partnership for US federal income tax purposes will be allocated to each limited partnership unit, regardless of whether any distributions are made by the Operating Partnership.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. The Company is currently evaluating this guidance to determine the impact on our consolidated financial statement disclosures beginning with our December 31, 2027 annual reporting period.

3.	INVESTMENTS IN PROPERTIES – NET

Investments in Properties – net, not considered discontinued operations, consists of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Land	$3,745,449	$3,745,449
Building	22,871,656	22,871,656
Site improvements	1,615,557	1,615,557
Total property and equipment	28,232,662	28,232,662
Less accumulated depreciation	(1,963,346)	(1,260,848)
Total property and equipment - net	$26,269,316	$26,971,814

Depreciation expense was $702,498 for each of the years ended December 31, 2025 and 2024.

4.	ASSET ACQUISITIONS

The following table summarizes the asset acquisitions for the year ended December 31, 2025, which became part of the disposed group of assets in the Tower Sale and are included in the discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

						Asset
			Number of Properties	Total Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(a)	Asset(b)	Obligation(c)
Cell Towers:
Plada Heights	Tennessee	January 22, 2025	1	$623,495	$—	$26,468
Lemont Lane	Tennessee	February 5, 2025	1	676,379	93,083	26,460
Murfreesboro	Tennessee	May 6, 2025	1	678,595	90,556	29,113
Anchor	Tennessee	May 23, 2025	1	627,811	—	27,777
Rockvale	Tennessee	June 23, 2025	1	628,838	—	26,453
Swindell Mill	Tennessee	July 9, 2025	1	617,550	60,314	30,473
Ringgold	Georgia	September 29, 2025	1	652,622	104,314	26,464
Edgefield	South Carolina	October 31, 2025	1	786,935	—	26,468
Hickory Chair	North Carolina	October 31, 2025	1	571,113	—	27,809
Total			9	$5,863,338	$348,267	$247,485

The following table summarizes the asset acquisitions, which became part of the disposal group of assets in the Tower Sale and are included in the discontinued operations, for the year ended December 31, 2024:

			Number of	Total		Asset
			Properties	Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(a)	Asset(b)	Obligation(c)
Cell Towers:
Whip Communications	Iowa	January 10, 2024	2	$1,966,205	$156,489	$62,375
East River	Ohio	January 24, 2024	1	677,954	—	35,049
BTO	Maryland	February 29, 2024	1	1,542,835	114,329	45,869
Trinity Park	Tennessee	January 17, 2024	1	537,500	86,942	29,218
West Maryville	Tennessee	January 31, 2024	1	473,894	115,861	27,870
Oakbrook	South Carolina	January 31, 2024	1	538,962	127,737	27,870
Dream Central	Tennessee	February 16, 2024	1	540,398	117,318	29,225
Norton	Tennessee	April 2, 2024	1	955,897	116,292	27,884
North Sequatchie	Tennessee	April 30, 2024	1	594,588	86,610	27,898
Bluhmtown	Tennessee	May 31, 2024	1	652,212	—	26,546
CellTex	Texas	July 12, 2024	3	7,195,440	—	122,737
Adirondack	New York	July 31, 2024	1	687,651	—	31,964
Lebanon	North Carolina	August 19, 2024	1	633,797	116,130	27,865
Dry Branch	Tennessee	August 23, 2024	1	638,541	—	26,521
Meadow Creek	Tennessee	August 23, 2024	1	513,710	79,215	27,863
Sandy Springs	Tennessee	October 13, 2024	1	596,289	115,448	27,789
Longview	Tennessee	November 27, 2024	1	649,479	116,354	27,796
Cherokee Orchards	Tennessee	December 18, 2024	1	806,331	116,577	27,803
Total			21	$20,201,683	$1,465,302	$660,142
(a)	Includes capitalized acquisition-related costs of $741,288 and $774,889 for the years ended December 31, 2025 and 2024, respectively.
(b)	Right-of-use assets were obtained in exchange for the assumption of operating lease liabilities of the same values as part of the asset acquisitions.
(c)	Asset retirement obligations were assessed as part of the asset acquisitions.

The related assets, liabilities, and results of operations of the acquired properties were originally included in the consolidated financial statements from the date of acquisition. Following the Tower Sale, these accounts were included in the discontinued operations. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates for the years ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Assets:
Cell towers	$3,667,240	$8,493,925
Land	89,536	—
In-place lease tenant relationships	700,239	7,897,082
Network location and capacity	1,230,987	3,568,434
Rooftop easements and ground easements	422,821	902,384
Right-of-use assets obtained in exchange for operating lease liabilities	348,267	1,465,302
Total assets acquired	6,459,090	22,327,127
Liabilities:
Asset retirement obligation	247,485	660,142
Ground lease liabilities	348,267	1,465,302
Total liabilities assumed	595,752	2,125,444
Total Purchase Price	$5,863,338	$20,201,683

5.	INTANGIBLES

The following tables detail the gross carrying amount and accumulated amortization of intangible assets and liabilities, not considered discontinued operations, as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Intangible assets
Contract rights and tenant relationships	$6,167,497	$6,167,498
Above-market leases	806,494	806,494
Total intangible assets	6,973,991	6,973,992
Less accumulated amortization	(1,641,156)	(1,055,798)
Total intangible assets - net	$5,332,835	$5,918,194

Intangible liabilities
Below-market leases	$1,321,686	$1,321,686
Less accumulated amortization	(692,312)	(440,562)
Total intangible liabilities - net	$629,374	$881,124

Amortization expense, which was included in depreciation expense was $522,515 each for the years ended December 31, 2025 and 2024, respectively. The Company recognized an increase in rental revenue of $188,906 for the years ended December 31, 2025 and 2024, respectively, for the amortization of the aggregate below-market leases in excess of above-market leases.

The following table represents the weighted average remaining useful lives of the intangible assets and liabilities as of December 31, 2025:

Weighted-Average Remaining Life (Years)
Contract rights and tenant relationships	9
Above market leases	10
Below market leases	3

The following sets forth future annual amortization for acquisition-related intangibles for each of the next five years ended December 31 and thereafter:

Years ending December 31:	Intangible Assets	Intangible Liabilities
2026	$585,359	$251,750
2027	585,359	251,750
2028	585,359	125,874
2029	585,359	—
2030	585,359	—
Thereafter	2,406,040	—
Total	$5,332,835	$629,374

6.	DISCONTINUED OPERATIONS

On December 22, 2025, the Company, through the Operating Partnership, closed the sale of the equity interests (the “Transactions” or “Tower Sale”) of Vogue Towers II, LLC (“Vogue Towers II”), Towers II Holdco (“Towers II”) and SWIF II Investment Co. Towers I, LLC (“Towers I,” and, together with Towers II and Vogue Towers II, the “Disposed Companies”), which were wholly owned subsidiaries of the Operating Partnership, for a purchase price of $55,105,862, exclusive of closing costs. Prior to the closing of the Transactions, the Disposed Companies owned 100% of the fee simple interest in 48 towers with associated ground leases or easements, 68 tenant leases and other related assets. As described in further detail in each of the purchase agreements, the purchase prices were subject to certain customarily post-closing adjustments, including with respect to (i) the cash flows of the applicable Disposed Companies’ wireless tower assets as of the closing of the Transactions, (ii) prepaid costs related to certain of Towers II’s wireless tower assets under development, (iii) indebtedness and (iv) transaction expenses which are estimated in the sales price. In connection with the closing of the Transactions, the Company repaid $16,500,000 of the outstanding principal balance on the Sunflower Secured Credit Facility, which were partially secured by or allocated to the assets that were held by the Disposed Companies prior to the closing of the Transactions.

The purchase agreements contain customary representations, warranties and covenants. Subject to certain exceptions and limitations, the Company and the purchaser have agreed to indemnify each other for breaches of representations and warranties and covenants and other specified matters contained in the respective purchase agreements. The Company has also agreed to guarantee the payment and performance of the respective indemnification obligations.

The purchase agreements contain restrictive covenants pursuant to which the Company shall not, for the five-year period following the closing of the Transaction, (a) solicit tenants of the Disposed Companies for the purpose of having the tenants terminate or not renew their leases for the purpose of entering new leases with the Company or its affiliates on properties located within one mile from any wireless tower of the Disposed Companies existing at the closing of the Transaction; and (b) correspond with landlords of any wireless tower of the Disposed Companies with respect to any wireless tower, or purchase, lease or acquire any interest in any real estate underlying any wireless tower of the Disposed Companies existing at the closing of the Transactions.

In December 2025, the Company recognized a gain on sale of discontinued operations amounting to $13,994,152, which is calculated as follows:

Gross sales price	$55,105,862
Closing costs	(520,283)
Net proceeds	54,585,579
Net book value(1)	(40,591,427)
Gain on sale of discontinued operations	$13,994,152

______________________________

(1)	Represents the derecognition of the book value of the investments in properties along with the prepaid site development costs related to Tower II’s wireless tower assets under development.

For the year ended December 31, 2024 and prior to the reclassification of the results of these Disposed Companies to income (loss) from discontinued operations, the Disposed Companies represented 34% of the Company’s revenues, 55% of the Company’s total expenses and 32%, of the Company’s total segment operating net income. The Transactions represented a strategic shift in the Company’s business and believes that it will have a major impact on its operations and financial results, and, as such, the Disposed Companies are reflected as discontinued operations for all the periods presented. The following table provides a summary of the assets and liabilities associated with these Disposed Companies as of December 31, 2024:

Investments in properties, net	$13,817,656
Tenant and other receivables	88,921
Prepaid and other assets, net	2,266,965
Due from affiliates	11,394
Intangible assets, net	20,817,040
Ground lease ROU assets, net	2,422,985
Assets related to discontinued operations	$39,424,961

Loan payable	$12,685,000
Accounts payable and accrued liabilities	156,413
Interest expense payable	32,592
Due to affiliates	56,546
Deferred rent revenue	15,098
Ground lease liabilities, net	2,458,799
Asset retirement obligation, net	1,866,090
Liabilities related to discontinued operations	$17,270,538

The following table provides the results of the operations of these Disposed Companies:

	Year Ended December 31,
	2025	2024
Revenues
Rental revenues	$1,942,264	$1,385,176
Total income	1,942,264	1,385,176
Expenses
Property operating expenses	623,327	344,752
General and administrative	87,750	85,440
Depreciation and amortization	3,173,549	2,413,054
Accretion expense	98,824	72,794
Total expenses	3,983,450	2,916,040
Other expenses:
Interest expense	(1,219,622)	(344,226)
Gain on sale of assets from discontinued operations	13,994,152	—
Income (loss) from discontinued operations	$10,733,344	$(1,875,090)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cashflows. The following table provides the key cash flow and non-cash information related to discontinued operations:

	Year Ended December 31,
	2025	2024
Asset acquisitions	$(4,493,297)	$(18,367,365)
Prepaid acquisition costs	(4,180,613)	(2,052,378)
Proceeds from loans payable	5,505,795	12,685,000
Repayment of loan payable	(16,500,000)	—

Significant non-cash items:
Depreciation and amortization	3,173,549	2,413,054
Gain on sale of assets from discontinued operations	13,994,152	—
Addition of asset retirement obligations in relation to acquisitions	246,142	660,142
Ground lease right of use assets obtained in exchange for operating lease liabilities	558,426	1,528,394

7.INVESTMENT IN DATACOM JOINT VENTURE

StratCap Wireless Datacom Ventures, LLC (the “Datacom JV”) is a Delaware limited liability company formed on December 8, 2022 with its primary purpose is to invest in and manage certain fiber and wireless real estate assets. The Datacom JV was entered into by SWIF II Ventures I, LLC (the “SWIF Managing Member”), a wholly owned subsidiary of the Company, and DataCom, LP. (“DataCom Limited Partner,” collectively, “Datacom Members”). The Company accounts for its 51% ownership interest in the Datacom JV as an equity method investment as the Datacom JV is under the shared control of the two joint venture partners. The Company does not consolidate the Datacom JV as it does not have the power to direct the activities that most significantly impact Datacom JV’s economic performance. The Company considered acquisition, disposition, major operating and capital raising and allocation decisions as activities that primarily impact the economic results of the Datacom JV.

As of December 31, 2025, the Datacom Members do not have any outstanding or unfunded capital commitments. Except for allocated fees and certain fee contributions as summarized below, SWIF Managing Member may request additional capital based on their respective membership interests to fund new investments as well as to fund working capital. For the year ended December 31, 2024, the Datacom JV had member capital contributions of $8,193,081, of which the Company contributed $3,919,185. There were no capital calls during the year ended December 31, 2025.

Distributions of available cash are distributed to the Datacom Members based on their respective membership interests until certain internal rate of return (“IRR”) thresholds are met. As the rate of return thresholds are achieved, the allocation of distributions is modified as further described in the Agreement.

SWIF Managing Member is managed by the Advisor and its affiliates. The Datacom JV pays management fees to the Advisor and its affiliates, allocated as described below.

Type of Fees:	Basis	Allocation Percentage
Management fee	49% of 1.5% of gross revenues of Datacom JV	100% owed and allocated to DataCom Limited Partner
Leasing commissions	Market rate based on new leases and modified leases	100% owed and allocated to DataCom Limited Partner
Construction management fee	49% of the 5% of the project's costs.	100% owed and allocated to DataCom Limited Partner
Acquisition fee	49% of 1.5% of the agreed purchase price	Pro rata based on ownership interests.
Asset management fee	49% of 1/12 of 1.0% of Datacom JV's aggregate asset value	65% Allocated to Managing Member and 35% allocated to DataCom Limited Partner
Loan coordination fee	49% of 0.5% of the amount of any new financing, assumed loan in connection with the acquisition and refinancing	50% each payable to both members if the financing is outsourced by the DataCom Limited Partner. 100% payable to SWIF Managing Member if sourced by SWIF Managing Member.

Datacom JV Investments in Properties

The table below provides the cell tower assets owned by Datacom JV as of December 31, 2025:

Name of property	Location	Year Acquired	% of Ownership	Units	Acquisition Cost
Comm Facilities	Maine	2023	100%	2	$2,642,160
Wireless Asset Group	Missouri	2023	100%	3	3,904,017
Prairie Mountain	Oregon	2023	100%	1	3,083,583
Telesite	Massachusetts	2023	100%	2	2,243,754
Coral Springs	Florida	2023	100%	1	1,331,568
Badger	Wisconsin	2023	100%	1	1,575,355
Gator	Florida	2023	100%	3	6,291,954
Rockville	New York	2023	100%	3	13,862,506
MW Towers	Missouri	2023	100%	2	1,829,159
Hemphill	Various	2023/2024	100%	71	52,390,735
Towercom	Various	2024/2025	100%	43	31,606,545
Bug Tussel	Various	2024	100%	18	7,450,449
Honey Bear	Various	2025	100%	1	490,943
Parker Road	Various	2025	100%	1	1,194,387
Total				152	$129,897,115

Acquisition of Datacom JV Properties

During the years ended December 31, 2025 and 2024, the Datacom JV acquired the following portfolios of cell tower assets:

Property	Acquisition Date	Number of Towers	Property Type	Acquisition Cost
Hemphill	January 2024	7	Cell Towers	$3,399,951
Hemphill	March 2024	1	Cell Towers	510,072
Hemphill	May 2024	3	Cell Towers	3,228,624
Towercom	September 2024	34	Cell Towers	21,050,936
Bug Tussel	December 2024	18	Cell Towers	7,450,449
2024 Acquisitions		63		35,640,032
Honey Bear	June 2025	1	Cell Towers	$490,943
TowerCom	July 2025	9	Cell Towers	10,555,609
Parker Road	August 2025	1	Cell Towers	1,194,387
2025Acquisitions		11		12,240,939
		74		$47,880,971

Datacom JV Debt

On September 10, 2024, the Datacom JV entered into a credit agreement (the “Datacom Revolving Facility”) pursuant to which the Datacom JV may request advances on a revolving facility up to an initial aggregate principal of $30,000,000. On October 29, 2024, the Datacom JV amended the Datacom Revolving Facility to increase the aggregate principal commitment to $45,000,000. The Datacom Revolving Facility bears interest at a spread over Term SOFR ranging between 1.25% and 1.75% based on the loan to value at the date of borrowing and matures on September 10, 2029.

During the year ended December 31, 2025, Datacom JV borrowed $11,802,627 on the Datacom Revolving Facility to finance the acquisition costs associated with the Parker Road property, acquire the remaining assets of Towercom portfolio, and fund the earnout related to the Towercom portfolio. During the year ended December 31, 2024, Datacom JV borrowed $33,036,826 on the Datacom Revolving Facility to finance the acquisition of the Towercom and Bug Tussel portfolios as well as to fund the legal fees for the loan upsizing. As of December 31, 2025 and 2024, the carrying value of the Datacom Revolving Facility was $44,317,320 and $32,375,896, respectively, net of deferred financing costs. The unused capacity on Datacom Revolving Facility is $160,547 as of December 31, 2025.

Datacom JV Lease Arrangements

As a Lessor

The Datacom JV is the lessor to tenants under the operating leases. As of December 31, 2025, the weighted-average remaining current term of the tenant contracts was approximately 6.2 years. The future minimum rent to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year ending December 31:
2026	$5,578,250
2027	5,040,231
2028	4,403,320
2029	3,706,762
2030	2,364,482
Thereafter	5,284,101
Total	$26,377,146

For the year ended December 31, 2025, the Datacom JV owned cell towers located in New York, Florida, Missouri, and Texas that account for approximately 11.22%, 8.23%, 11.03%, and 12.64%, respectively, of Datacom JV total cell tower rental revenue. For the year ended December 31, 2024, the Datacom JV owned cell towers located in New York, Florida, Missouri, and Texas that account for approximately 16.48%, 11.01%, 12.52%, and 14.45%, respectively, of total cell tower rental revenue.

For the year ended December 31, 2025, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., US Cellular and T-Mobile USA, Inc. accounted for approximately 31.07%, 18.46%, 8.33% and 14.12%, respectively, of total Datacom JV cell tower revenue. For the year ended December 31, 2024, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., US Mobile and T-Mobile USA, Inc. accounted for approximately 34.35%, 19.45%, 8.52% and 13.16%, respectively, of Datacom JV total cell tower revenue.

As a Lessee

The Datacom JV is a lessee for certain properties, including ground leases. The weighted-average remaining lease term was 6.2 years as of December 31, 2025. The Datacom JV’s weighted-average discount rate for operating leases was 7.8% and 6.8% as of December 31, 2025 and December 31, 2024, respectively.

The following table is a summary of the Datacom JV’s maturities of operating lease liabilities for each of the next five years ending December 31 and thereafter:

Year ending December 31:
2026	$1,206,555
2027	1,208,055
2028	1,205,169
2029	1,208,034
2030	1,207,772
Thereafter	5,868,425
Total undiscounted lease payments	11,904,010
Less imputed interest	(3,944,574)
Total lease liabilities - net	$7,959,436

Datacom JV Condensed Financial Statements

The following table summarizes the balance sheets of the Datacom JV as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Assets
Investments in properties, net	$53,561,971	$51,256,072
Cash and cash equivalents	235,090	747,462
Restricted cash	2,576,463	3,747,132
Intangible assets, net	62,440,888	61,570,267
Ground lease ROU assets, net	7,792,632	7,158,070
Other assets, net	2,112,005	1,320,029
Total assets	$128,719,049	$125,799,032
Liabilities and members’ equity
Loan payable, net	$44,317,320	$32,375,896
Accounts payable and accrued liabilities	948,144	781,914
Due to affiliates	132,059	193,014
Acquisition, asset and property management fees payable	1,559,853	753,555
Lease liabilities, net	7,959,436	7,257,455
Other liabilities, net	7,103,895	6,522,735
Total liabilities	62,020,707	47,884,569
Members’ equity	66,698,342	77,914,463
Total liabilities and members’ equity	$128,719,049	$125,799,032
The Company’s share of equity in Datacom JV	$34,861,734	$40,122,786

The following table summarizes the statements of operations of the Datacom JV for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Rental revenues	$5,776,710	$4,054,803
Property operating expenses	2,092,617	1,319,728
General and administrative	924,834	592,840
Asset and property management fees	806,298	919,482
Depreciation and amortization	10,465,987	8,221,984
Interest expense, net of interest income	2,688,814	645,019
Total expenses	16,978,550	11,699,053
Net loss of Datacom JV	$(11,201,840)	$(7,644,250)
The Company’s allocated loss from Datacom JV	$(5,261,052)	$(3,378,066)

8.	LOAN PAYABLE

On March 15, 2023, the Company entered into a credit agreement (the “Revolving Facility” or "Credit Facility") pursuant to which the Company may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Revolving Facility is March 15, 2028. The Revolving Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) SOFR for a one month term in effect on such date plus 0.25% and (ii) the Maximum Rate. The Revolving Facility’s SOFR rate loans shall bear interest at the lesser of (i) 2.75% plus Term SOFR for the Interest Period therefor and (ii) the Maximum Rate.

On July 11, 2024, the Company drew down $8,000,000 for the acquisition of a cell tower portfolio located in Texas and potential future acquisitions. On August 16, 2024, the Company drew down $650,000 for the acquisition of a cell tower portfolio located in North Carolina. On October 14, 2024, the Company drew down $1,445,000 for the payment of the Dry Branch, Sandy Springs, Longview and Plada Heights development invoices. On December 5, 2024, the Company drew down $2,215,000 for the debt funding re-imbursement regarding prepaid Vogue development costs. On December 18, 2024, the Company drew down $375,000 for the acquisition of Cherokee Orchard. On January 21, 2025, the Company drew down $2,190,000 to fund future development costs. On March 31, 2025, the Company drew down $3,315,795 to fund future development costs.

Following the Tower Sale in December 2025, the Company repaid $16,500,000 of the outstanding loan balance. As of December 31, 2025, and 2024, the outstanding loan payable balance was $18,340,795 and $29,335,000, respectively. The prior year’s balance included $12,685,000 in loans payable related to the discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

The Revolving Facility requires the Company to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) to be less than 1.10 to 1.00; and (4) the loan to value ratio to be greater than 70%. The Company is in compliance with these financial covenants as of December 31, 2025.

As of December 31, 2025, the carrying value of the Company’s loan payable approximates its fair value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreement and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3.

On March 15, 2026, in accordance with the Sunflower Secured Credit Facility agreement, the outstanding balance on the Sunflower Secured Credit Facility principal balance became fixed at the then outstanding amount of $18,340,795 with no remaining available borrowing capacity.  On this same date, the outstanding balance also converted to an amortizing loan with principal and interest payments required to be paid monthly over an amortization period of 25 years with the remaining unamortized balance of principal and interest due and payable in full on March 15, 2028.

Contractual Maturities

The scheduled principal maturities of the Company’s loan payable as of December 31, 2025 are as follows:

Year ending December 31:
2026	$611,360
2027	733,632
2028	16,995,803
Total	$18,340,795

9.	EQUITY (DEFICIT)

Authorized Capital Stock

The Company is authorized to issue multiple classes of common shares, which include Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S, and Class T shares. As of December 31, 2025 and 2024, the Company’s authorized capital stock is summarized below.

Classification	Par Value	December 31, 2025	December 31, 2024
Class A Common Stock	$0.01	6,000,000	100,000,000
Class AX Common Stock	$0.01	3,000,000	100,000,000
Class D Common Stock	$0.01	100,000,000	100,000,000
Class DX Common Stock	$0.01	100,000,000	100,000,000
Class I Common Stock	$0.01	100,000,000	100,000,000
Class IX Common Stock	$0.01	100,000,000	100,000,000
Class S Common Stock	$0.01	94,000,000	—
Class T Common Stock	$0.01	97,000,000	—
Total		600,000,000	600,000,000

Prior to January 2025, both Class A common stock and Class AX common stock each had an authorized capital stock of 100,000,000 shares. Effective January 2025, the Board approved the reclassification of 94,000,000 shares of Class A common stock and 97,000,000 shares of Class AX common stock into 94,000,000 shares of Class S common stock and 97,000,000 shares of Class T common stock, respectively. As disclosed in Note 1, Class A shares, Class AX shares, Class DX and Class IX shares are not offered in this Public Offering.

Limited Partnership Units of the Operating Partnership

The partnership interests in the Operating Partnership, excluding the special limited partner interest and general partner interest, are currently divided into ten classes: (1) Class A OP Units, (2) Class AX OP Units, (3) Class D OP Units, (4) Class DX OP Units, (5) Class I OP Units, (6) Class IX OP Units, (7) Class P OP Units, (8) Class PX OP Units, (9) Class S OP Units and (10) Class T OP Units. Except for Class P OP Units and Class PX OP Units, each class of the Operating Partnership’s units are intended to correspond on a one-for-one basis with the same class of the Company’s common stock. When the Company receives proceeds from the sale of shares of our common stock, the Company contributes such proceeds to the Operating Partnership in exchange for OP Units of the same class. As a result, the Company generally holds OP Units proportionate to its outstanding common stock, with OP Units intended to be economically equivalent to the Company’s shares of common stock.

On January 18, 2022, the Company launched a direct offering of Class P OP Units and Class PX OP Units (“OP Unit Offering”) in the Operating Partnership, targeting accredited investors. Prior to the conclusion of this OP Unit Offering, and concurrently with the start of the Public Offering, the Company raised aggregate proceeds of approximately $22,623,000 from the sale of approximately 2,034,853 Class P OP Units and 216,561 Class PX OP Units in the OP Unit Offering. The holders of Class P OP Units and Class PX OP Units may request to exchange their units on a one for one basis for Class I shares and Class IX shares, respectively, subject to the Company’s discretion.

As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership. Limited partners of any class do not have the right to participate in the management of the Operating Partnership. Holders of the Operating Partnership units are not required to make additional capital contributions to the Operating Partnership. Additionally, such unitholders do not have the right to make additional capital contributions or purchase additional units of limited partnership interest in the Operating Partnership without the Company’s consent. The voting rights of the limited partners of any class are generally limited to approval of specific types of amendments to the Operating Partnership agreement.

As of December 31, 2025 and 2024, Class P OP Units and Class PX OP Units owned 11.09% and 15.04% or 1,349,716 and 1,802,059 units of the Operating Partnership, respectively. The equity interest held by these unitholders are reflected as a component of noncontrolling interest in the Operating Partnership within the consolidated balance sheets.

Cash Dividends and Distributions

The Board may authorize dividends or distributions to stockholders at its discretion, payable in cash, assets, or Company securities, including shares of one class to holders of another. To comply with the REIT provisions under the Code, the Company generally intends to distribute substantially all of its taxable income to its stockholders each year, which does not necessarily equal net income as calculated in accordance with GAAP. For the years ended December 31, 2025 and December 31, 2024, respectively, the following cash dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Year Ended December 31,
Classification	2025	2024
Class A Common Stock	$2,574,874	$2,740,717
Class AX Common Stock	24,832	2,356
Class I Common Stock	950,001	1,073,734
Class IX Common Stock	91,055	20,034
Class T Common Stock	8,325	—
Class P OP Units	824,575	883,143
Class PX OP Units	5,355	7,114
Total	$4,479,017	$4,727,098

Distributions for the year ended December 31, 2025 were characterized, for federal income tax purposes, as 100% capital gains primarily as a result of the Tower Sale. Distributions for the year ended December 31, 2024 were characterized, for federal income tax purposes, as 100% return of capital.

Dividend and Distribution Reinvestment Plan

Under the Company’s charter and limited partnership agreement of the Operating Partnership, distributions to holders of Class AX shares, Class DX shares, Class IX shares, and Class PX units are deemed distributed and then invested in additional shares of the same class at the applicable purchase price per share, net of any selling commissions and/or dealer manager fees associated with the applicable class (the “reinvestment plan”). In connection with the Public Offering, the Company adopted a DRP plan whereby Class D shares, Class I shares, Class S Shares and Class T shares will have their cash distributions automatically reinvested in additional shares of common stock unless shareholders elect to receive distributions in cash. For the years ended December 31, 2025 and December 31, 2024, respectively, the following DRP dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Year Ended December 31,
Classification	2025	2024
Class A Common Stock	$—	$—
Class AX Common Stock	749,212	751,590
Class I Common Stock	489,554	—
Class IX Common Stock	860,912	992,748
Class T Common Stock	1,139	—
Class P OP Units	—	—
Class PX OP Units	97,993	117,934
Total	$2,198,810	$1,862,272

Share Repurchase Program

On September 1, 2023, the Board approved the Share Repurchase Program, allowing the Company to repurchase Class A, AX, I, and IX Shares at the applicable price per share under the terms of the Share Repurchase Program. On October 24, 2024, the Company adopted the amended and restated Share Repurchase Program, whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of the shares they own. The aggregate NAV of total repurchases of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares and Class T shares will be limited to no more than 1.67% of the aggregate NAV per month (with the first month of each calendar quarter limitation being 1.66% instead of 1.67%), which will be measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month, and no more than 5% of the aggregate NAV per calendar quarter, which will be measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months.

On September 1, 2023, the Board also approved the OP Unit Repurchase Program allowing the Company to repurchase Class P OP and PX OP Units at the applicable price per share in accordance with the terms of the OP Unit Share Repurchase Program. The OP Unit Repurchase Program generally follows the same terms as the Share Repurchase Program.

Under the Share Repurchase Program, shares will be repurchased at a price equal to the transaction price on the applicable repurchase date (which will generally be equal to the prior month’s NAV per share for that share class), subject to any Early Repurchase Deduction (as defined below). The transaction price will generally equal the prior month’s NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests, and the Company has established limitations on the amount of funds it may use for repurchases during any calendar month and quarter as described above. The Company’s Board may modify, suspend or terminate the Repurchase Plan at its discretion.

For the years ended December 31, 2025 and 2024, the Company repurchased 1,961,940 and 1,390,597 shares for $19,956,493 and $14,299,871, respectively. Additionally, for the years ended December 31, 2025 and 2024, the Company repurchased an aggregate of 242,617 and 318,818 OP Units held by third parties for $2,477,026 and $3,267,437, respectively.

Share Cancellation by StratCap Investment Management, LLC

On September 26, 2025, the Board approved a program pursuant to which the Sponsor may, over the course of twelve months, periodically cancel certain shares of common stock of the Company held by the Sponsor for no consideration (the “Cancellation Program”). For the year ended December 31, 2025, the Board accepted the (i) cancellation of 1,150,000 Class I shares held by the Sponsor for no consideration and (ii) a corresponding number of Class I OP Units in the Operating Partnership in connection with the Cancellation Program.

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

Selling Commissions and Dealer Manager Fees

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

Net Loss Attributable to Company’s Stockholders

The following table provides the amounts attributable to Company’s stockholders:

	Year Ended December 31,
	2025	2024
Loss from continuing operations	$(9,818,097)	$(8,169,190)
Income (loss) from discontinued operations	9,600,016	(1,602,692)
Net loss	$(218,081)	$(9,771,882)

10.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership

During the year ended December 31, 2025, the Sponsor purchased 2,869,410 Class I shares for aggregate proceeds of $29,124,738 and canceled 1,150,000 Class I shares under the Cancellation Program. Additionally, the Sponsor holds a $200,000 investment in the REIT through the purchase of approximately 20,000 Class IX shares at $10 per share as of December 31, 2025 and December 31, 2024. Dividends on these shares are automatically reinvested in additional shares of common stock.

As of December 31, 2025, the Sponsor owns 1,766,132 Class I shares and 24,787 Class IX shares and effectively owns 14.7% of the Company. As of December 31, 2024, the Sponsor owned 23,509 Class IX shares or less than 1% of the Company.

Due from Affiliates

Due from affiliates primarily includes commissions reimbursement receivable of $61,436, marketing fee reimbursement receivable of $19,103, and reimbursable acquisition related costs of $23,391 paid by the Company on behalf of the Datacom JV as of December 31, 2025. Due from affiliates balance primarily included reimbursable acquisition related costs of $224,723 paid by the Company on behalf of Datacom JV as of December 31, 2024.

Related-Party Transactions

The following details the amounts incurred related to the Company’s Advisor and affiliates, SCD, SWIFA, and SCIM for the year ended December 31, 2025 and 2024; as well as amounts payable as of December 31, 2025 and 2024:

		Year Ended December 31,
		2025	2024
Fees	Entity	Incurred	Incurred
Offering costs	SCD	$1,738,178	$2,270,266
Selling commissions, dealer manager, and stockholder servicing fees	SCD	73,463	265,611
Asset management fees	SWIFA	1,468,366	1,484,727
Property management fees	SWIFA	88,144	—
Reimbursable operating expenses	SWIFA	854,695	2,189,162
Total		$4,222,846	$6,209,766

		December 31, 2025	December 31, 2024
Fees	Entity	Payable	Payable
Offering costs	SCD	$681,881	$142,606
Selling commissions, dealer manager, and stockholder servicing fees	SCD	32,717	—
Asset management fees	SWIFA	549,457	518,910
Property management fees	SWIFA	88,144	—
Operating expense reimbursement and other payables	SWIFA	978,015	43,000
Total		$2,330,214	$704,516

Organization and Offering Fees

The Company reimburses the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees, and other organization and offering expenses to exceed 15% of the gross proceeds of the Company’s offering. For the year ended December 31, 2025 and 2024, the Company incurred approximately $1,738,178 and $2,270,266, respectively, in offering costs to related parties. With respect to the 15% cap on these expenses the Company has accumulated $10,203,747 and $8,392,106 of organization and offering expenses inception to date which represents approximately 5.97% and 6.08% of gross offering proceeds raised as of December 31, 2025 and 2024, respectively. Offering costs are charged to equity as incurred.

Selling Commissions, Dealer Manager Fees, and Distribution Fees

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

Asset Management Fees

The Company pays the Advisor a management fee in connection with the management of its assets in an amount equal to 1.25% of the aggregate purchase price of acquired assets, excluding any debt, or the net purchase price, per annum payable monthly, provided, however, after the Company determines its initial NAV, such management fee will equal 1.25% of the NAV per annum payable monthly. Additionally, to the extent that the Operating Partnership issues OP Units to parties other than the Company, the Operating Partnership will pay the Advisor a management fee equal to 0.75% of the net purchase price or NAV, as applicable, of the Operating Partnership attributable to such OP Units not held by the Company, per annum payable monthly.

The management fee may be paid, at the Advisor’s election, in cash, Class I shares, or Class I OP Units of the Operating Partnership. To the extent that the Advisor elects to receive any portion of its management fee in Class I shares or Class I OP Units of the Operating Partnership, the Company may repurchase such Class I shares or Class I OP Units of the Operating Partnership from the Advisor at a later date. In the event the Advisor agreement is terminated or its term expires without renewal, the Advisor will be entitled to receive its prorated management fee through the date of termination.

Asset management fees were $1,468,366 and $1,484,727 for the years ended December 31, 2025 and 2024, respectively. In 2025, the Advisor agreed to waive accrued and unpaid management fee otherwise payable to the Advisor in the amount of $1,439,000 for services provided during the period from September 1, 2024 through August 31, 2025. The Company reclassified this accrued management fee to equity as a deemed contribution. Asset management fees payable, which were included within due to affiliates on the consolidated balance sheets, were $549,457 and $518,910 as of December 31, 2025 and December 31, 2024, respectively.

Property Management Fees

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

For the year ended December 31, 2025, the Company incurred $33,294 in property management fees related to the two data centers. During the same period, the Company incurred $54,850 in property management fees associated with the Tower Assets, which are included in the income from discontinued operations on the consolidated statement of operations. There were no property management fees incurred during the year ended December 31, 2024. During the year ended December 31, 2025, the Advisor agreed to waive accrued and unpaid management fee otherwise payable to the Advisor in the amount of $1,439,000 for services provided during the period from September 1, 2024 through August 31, 2025.

Expense Support Agreement

The Advisor has agreed to provide the Company limited expense support in quarterly periods where the Company’s operations cannot support distributions to stockholders and unit holders. The Advisor may provide the support in the form of deferral of the collection of its management fees or through actual expense support payments to the Company. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company operations exceed the cumulative distributions to stockholders and unitholders. During the years ended December 31, 2025 and 2024, the Company has not received any expense support payments from the Advisor.

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

Performance Participation Allocation

As a Special Limited Partner, the Advisor holds a performance participation interest in the Operating Partnership, entitling the Advisor to receive an allocation of the Operating Partnership’s total return. The annual total return will be allocated solely to the Advisor only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of 12.5% of the annual total return. Total return is defined as all distributions accrued or paid (without duplication) on the OP Units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate Net Asset Value (NAV as defined in the Operating Partnership LPA) of such units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of OP Units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses).

The Advisor will also be allocated a performance participation with respect to all OP Units that are repurchased at the end of any month (in connection with repurchases of the shares in the Company’s share repurchase program) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.

Distributions of performance participation paid on the special limited partnership interest may be payable to the Advisor in cash or Class I OP Units at the election of the Advisor. The Advisor will not be obligated to return any portion of performance participation paid for an annual period based on the Operating Partnership’s subsequent performance. In the event the advisory agreement is terminated, the Advisor will be allocated any accrued performance participation with respect to all OP Units as of the date of such termination.

For the year ended December 31, 2025, there was no performance participation allocation expense recognized by the Company as the required return was not met. For the year ended December 31, 2024, there was $948,118 performance participation allocation expenses recognized by the Company.

Operating Expenses and Reimbursements

The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company reimbursed the Advisor for $0 and $2,217,177 of operating expenses during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company owed $978,015 and $43,000, respectively, to the Advisor in operating expenses and reimbursement obligations.

11.	REVENUES

As of December 31, 2025 the weighted-average remaining current term of the tenant operating leases was approximately nine years. The following table is a summary of the contracted amounts owed to the Company by tenants pursuant to tenant current noncancelable lease terms in effect as of December 31, 2025. As of December 31, 2025, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for each of the next five years ending December 31 and thereafter:

Years ending December 31:
2026	2,024,851
2027	2,058,427
2028	1,662,610
2029	1,390,634
2030	1,426,924
Thereafter	7,717,909
Total	$16,281,355

See Note 2 for further discussion regarding the Company’s lessor arrangements.

12.	SEGMENT REPORTING

Prior to the Tower Sale in December 2025, the Company had three operating segments which were presented as three reportable segments: cell towers, data centers, and investments in joint ventures. The cell towers and data centers reportable segments are made up of various consolidated subsidiaries of the Company, and the joint ventures segment is currently made up of a 100% owned subsidiary dedicated to identifying and making investments in joint venture entities that own data/communications infrastructure. As of December 31, 2025, the joint venture segment has a single investment in the 51% owned Datacom JV. Following the Tower Sale, the Company has two operating segments.

These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the senior executive committee that includes the president and chief financial officer. The Company’s CODM direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company defines segment operating income (loss) as rental revenues less property operating expenses and general and administrative expenses directly attributable to segment operations. The Company believes that segment operating income (loss) is the performance metric that captures the unique operating characteristics of each segment and serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our CODM to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Our use of the term segment operating income (loss) may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

Depreciation and amortization, corporate level general and administrative expenses, asset management fees, accretion expense, and interest income are not attributable to our operating segments for purposes of assessing segment performance and are presented in the table to reconcile to net loss for the Company. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents and prepaid and other corporate assets not attributable to our segments.

The following are the segment results for the year ended December 31, 2025:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$2,582,747	$—	$2,582,747
Total revenues	2,582,747	—	2,582,747
Expenses:
Property operating expenses	321,601	—	321,601
General and administrative	6,254	478	6,732
Total expenses	327,855	478	328,333
Other income (expense):
Interest expense	(1,245,177)	—	(1,245,177)
Equity method loss on investments	—	(5,261,052)	(5,261,052)
Segment operating net loss	$1,009,715	$(5,261,530)	$(4,251,815)
Depreciation and amortization			(1,225,013)
General and administrative			(4,322,546)
Asset management fees			(1,468,366)
Interest income			6,890
Loss from continuing operations			$(11,260,850)

The following are the segment results for the year ended December 31, 2024:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$2,652,459	$—	$2,652,459
Total revenues	2,652,459	—	2,652,459
Expenses:
Property operating expenses	311,947	—	311,947
General and administrative	29,366	16,985	46,351
Total expenses	341,313	16,985	358,298
Other income (expense):
Interest expense	(1,422,046)	—	(1,422,046)
Equity method loss on investments	—	(3,378,066)	(3,378,066)
Segment operating net loss	$889,100	$(3,395,051)	$(2,505,951)
Depreciation and amortization			(1,225,010)
General and administrative			(3,619,889)
Asset management fees			(1,484,727)
Interest income			226,047
Performance participation allocation			(948,118)
Loss from continuing operations			$(9,557,648)

The operating segments assets held as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Data Center	$33,175,658	$34,019,552
Joint Venture	34,861,734	40,122,786
Other (Corporate)	43,937,706	7,044,759
Total assets	$111,975,098	$81,187,097

13.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation

The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025 and 2024, the Company was not involved in any material legal proceedings.

Indemnification

The Company has indemnified the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the unitholders under the Charter. The Company has not recognized any obligation on its consolidated balance sheets with respect to this indemnification arrangement as of December 31, 2025 or 2024.

14.	SUBSEQUENT EVENTS

Investor Subscriptions

Between January 1, 2026 and March 31, 2026, the Company accepted subscriptions of 11,443 Class T shares, resulting in gross proceeds to the Company of approximately $120,000.

Repurchases

Subsequent to December 31, 2025, the Company accepted investors’ repurchase requests under the Company’s share repurchase program consisting of an aggregate of approximately 98,313 Class A shares, 33,729 Class AX shares, 121,471 Class I shares, 104,527 Class IX shares, 44,450 Class P OP Units, and 132 Class PX OP Units, resulting in redemptions of approximately $4,063,960. There can be no assurance that pending repurchase requests will be accommodated.

Distributions

On December 22, 2025, the board of directors of the Company authorized daily gross distributions to the Company’s stockholders of record as of the close of business on each day of the period commencing on January 1, 2026 through March 31, 2026 for each class of shares of the Company’s common stock in the amount of $0.001479452 per share. On March 30, 2026, the Board authorized daily gross distributions to the Company’s stockholders of record as of the close of business on each day of the period commencing on April 1, 2026 through April 30, 2026 for each class of shares of the Company’s common stock in the amount of $0.001479452 per share.

The distributions will be paid or reinvested in shares of common stock on a monthly basis in arrears, net of, as applicable, stockholder servicing fees that are payable monthly with respect to certain classes of shares of our common stock.

******

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2025

Description	Property Type	State	Encumbrances(1)	Initial Costs(2)	Cost capitalized subsequent to acquisition	Total Costs	Accumulated Depreciation and Amortization(3)	Acquisition Date
Millpark	Data Center	Missouri	$—	15,625,807	$—	$15,625,807	$(1,070,174)	March 15, 2023
Bassett	Data Center	California	—	12,606,855	—	12,606,855	(893,172)	March 21, 2023
Total			$—	$28,232,662	$—	$28,232,662	$(1,963,346)

________________________________

(1)	Encumbrances excludes the revolving credit facility as of December 31, 2025, which are not allocable to specific properties.
(2)	The gross cost includes the cost for land, building and site improvements. The aggregate cost for U.S. federal income tax purposes is $33,884,967.
(3)	Refer to Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for details of depreciable lives.

The changes in real estate for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$28,232,662	$28,232,662
Additions during period	—	—
Deductions during period:	—	—
Balance, end of year	$28,232,662	$28,232,662

The changes in accumulated depreciation for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$(1,260,848)	(558,350)
Additions during period	(702,498)	(702,498)
Deductions during period:	—	—
Balance, end of year	$(1,963,346)	$(1,260,848)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our President and Chief Financial Officer. Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this annual report, our management, including our President and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The name, age, title and certain biographical information about our executive officers and directors appear below:

Name	Age*	Position
James Condon	45	President and Chairman of the Board
Michael Weidner	42	Chief Financial Officer, Treasurer and Secretary
Daniel Green	53	Independent Director and Chairperson of the Audit Committee
Kate Mitchell	45	Independent Director
Jeff Hersh	45	Independent Director
Kimberly Arth	45	Independent Director
Isiah Thomas	64	Independent Director
Simon Mitchell	51	Director
Andrew Selim	45	Director
Adam Baxter	50	Director
*	As of March 31, 2026.

James Condon has served as our President and President of our Advisor and our Sponsor since September 2020 and as a member of the investment committee of our Sponsor and Chairman of our Board since April 2021. Mr. Condon has also served as the Chair of the investment committee of our Sponsor since October 2024. Mr. Condon was a Managing Partner of StratCap, LLC from December 2020 through September 2024, and President of our Sponsor since June 2018. In these roles, Mr. Condon oversees the operations, investment activities, capital markets, and asset management. He has also served as Chief Operating Officer of StratCap Securities, LLC since November 2017 and as Chief Executive Officer and President of StratCap Securities, LLC since October 2024. Mr. Condon also served from March 2021 to May 2023 on the board of directors of Pegasus Digital Mobility Acquisition Corp. (NYSE: PGSS), a special purpose acquisition company that effected an initial business combination with SCHMID, a global supplier of proprietary, industry-leading capital equipment, software and services to high end printed circuit board (PCB) and organic substrate manufacturers, as well as offerings in photovoltaics (PV) and energy storage.

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

Mr. Condon holds an MBA, cum laude, from the University of Notre Dame, a BS in finance from Park School of Business at Ithaca College, and a CIMA from the Wharton School at The University of Pennsylvania. Mr. Condon is a valuable member of our Board because of his extensive experience with REITs and investment programs with similar target asset classes.

Michael Weidner has served as our Chief Financial Officer and Treasurer and as Chief Financial Officer and Treasurer of our sponsor and our advisor since July 2025. Mr. Weidner joined HMC Capital Limited (ASX: HMC) (“HMC Capital”) as the Head of Finance – US in June 2025, overseeing the finance function across HMC’s US portfolio. Prior to joining HMC Capital, Mr. Weidner worked at Macquarie Group (ASX: MQG) (“Macquarie”), a global investment bank and asset manager headquartered in Australia, from June 2013 to June 2025 in their New York office. Mr. Weidner worked in various roles with a focus on financial control, technical accounting, and principal transaction advisory within Macquarie’s Financial Management group, including, most recently, as the Head of Finance in the US for the Macquarie Capital business from March 2022 to June 2025. Prior to that role, from July 2020 to March 2022, Mr. Weidner served as a Vice President of Financial Control at Macquarie. Prior to joining Macquarie, Mr. Weidner worked for Crowe Horwath LLP, a public accounting firm, in their audit, tax, and transaction advisory service practice from 2006 to 2013. Mr. Weidner graduated from Loyola University in Maryland in May 2006 and holds a Bachelor of Science in Business Administration. He is a licensed Certified Public Accountant in the state of New York.

Daniel Green has served as an independent director of the Company and Chairperson of the Audit Committee since April 2021. He also has served as the President of Woolf Farming & Processing since February 2024 and has served as the Chief Financial Officer since January 2019. Woolf Farming & Processing grow, process and deliver healthy natural products to the food chain. As stewards of the land, Woolf Farming & Processing takes very seriously the obligation to manage the region’s natural resources sustainably. Mr. Green has more than 20 years of experience in leadership roles within the agribusiness and manufacturing industries. In addition to healthy food production, Mr. Green and his team have established an industrial scale solar development portfolio with over 300 megawatts that will provide the California Central Valley region with clean energy for years to come. Prior to his current role, Mr. Green served as Chief Financial Officer of a large food company that supplied major multi-national branded companies such as Kraft Heinz, ConAgra and Campbell’s Soup with natural food ingredients. Mr. Green served in this role from March 2012 until January 2019. In addition, Mr. Green serves on the Executive Committee at the California League of Food Producers.

Mr. Green holds a Master of Business Administration from the University of Notre Dame and a Bachelor of Science in business administration from the University of Redlands. Mr. Green is a valuable member of our Board because of extensive financial and management experience, including the management of digital assets such as cell towers, wireless easements and lease assignments, fiber networks, and edge computing.

Kate Mitchell has served as an independent director of the Company since April 2021. She began her own consulting practice focused on client service and marketing in January of 2023. Prior to her current roles, Ms. Mitchell served as Executive Vice President, Chief Marketing Officer of Majestic Steel USA from May 2020 until December 2022. Working across marketing, sales, insights, and technology Kate was charged with growing Majestic’s market share, awareness, and nurturing its perception. Prior to joining Majestic Steel, Ms. Mitchell worked as Chief Revenue Officer of Gallery Media Group from August 2018 until March 2020. Throughout her career, Ms. Mitchell worked with some of the largest brands in the media sector. With Discovery, Oprah Winfrey, and Gary Vaynerchuk, her success came from diversifying revenue streams, adapting through consolidation, and managing through the digitization of the industry. She began her career in advertising sales before broadening into senior sales and marketing roles.

Ms. Mitchell holds a bachelor’s degree from Villanova University and lives in New York with her husband and two children.

Ms. Mitchell is a valuable member of our Board because of her management experience in the technology sector, including the management of digital assets such as cell towers, wireless easements and lease assignments, fiber networks, and edge computing.

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

Mr. Hersh is a valuable member of our Board because of his experience in advising on investments and real-estate-based transactions.

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

Ms. Arth is a valuable member of our Board because of her experience in advising on investments and real-estate-based transactions.

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

Mr. Thomas is a valuable member of our Board because of his experience in commercial transactions and asset management.

Simon Mitchell has served as a member of our Board since September 2024 and a member of our Sponsor’s investment committee since October 2024. Mr. Mitchell has served as the Chief Financial Officer of DigiCo Infrastructure REIT since December 2024 and prior to this was Group Head of Business Development for HMC Capital, the parent company of our Sponsor, since February 2023. Mr. Mitchell has over 28 years’ experience in professional finance roles spanning investment banking research, private equity and accounting. Prior to his role at HMC Capital, Mr. Mitchell served as Managing Director and Head of Investment Research at UBS in Australia and New Zealand between October 2015 to February 2023. Before this, Mr. Mitchell spent 13 years as a senior investment analyst at UBS and J.P. Morgan, providing investment advice and research to clients regarding the digital infrastructure and logistics real estate sectors. Before joining investment research, Mr. Mitchell spent two years in private equity at Close Brothers in London and three years in corporate restructuring at KPMG LLP (Australia). Mr. Mitchell holds a Bachelor of Commerce/Law from the University of Queensland and is a qualified Chartered Accountant. Mr. Mitchell is a valuable member of our Board because of extensive financial and investment experience, including with digital infrastructure real estate assets.

Andrew Selim has served as a member of our Board since September 2024. Mr. Selim has served as Group General Counsel and Company Secretary of HMC Capital, the parent company of our Sponsor, since September 2017. In this role, he is responsible for all legal, compliance and governance activities of HMC Capital, its subsidiaries and their respective sponsored funds. Mr. Selim has over 20 years of local and international experience in real estate, funds management and corporate law. Before joining HMC Capital, Mr. Selim was Senior Legal Counsel and Company Secretary from November 2011 to September 2017 at The GPT Group, one of Australia’s leading diversified real estate investment trusts working on real estate transactions in the office, retail and industrial sectors. Before this, he worked in private practice as a lawyer at leading global law firms in Sydney and London advising on real estate, development projects and funds management. Mr. Selim holds a Master of Laws, Bachelor of Laws (Honours) and Bachelor of Science (Advanced), all from the University of Sydney. He is dual-qualified as a lawyer in both Australia and England and Wales. He is a Graduate of the Australian Institute of Company Directors, a Member of the Governance Institute of Australia, a Member of the Association of Corporate Counsel Australia and a Member of the Risk Management Institute of Australasia. He has served on the Law Society of New South Wales In-House Corporate Lawyers Committee and has served on the Property Council of Australia Future Directions Committee. During that time, he was Chair of the Property Council of Australia’s Future Leaders Mentoring Program Subcommittee. Mr. Selim has been recognized by The Legal 500 GC Powerlist, Australasian Lawyer and Doyles Guide as a leading in-

house lawyer. He was also awarded General Counsel of the Year at the 2022 and 2025 Australian Law Awards and has been named in the globally prestigious GC Powerlist Australia in 2022 and 2023.

Mr. Selim is a valuable member of our Board because of extensive legal experience relevant to the real estate, corporate and funds management sectors.

Adam Baxter has served as a member of our Board since September 2024. Mr. Baxter has been a Managing Director with HMC Capital, the parent company of our Sponsor, since September 2024. In this role, Mr. Baxter oversees growth initiatives and corporate development for HMC Capital in North America. Mr. Baxter has over 22 years’ experience across roles within the law, investment banking and asset management. Prior to his role at HMC Capital, Mr. Baxter was a Managing Director of Argo Infrastructure Partners from March 2023 to September 2024, and a Managing Director at Macquarie Group in New York from May 2005 to February 2023. Within these roles, Mr. Baxter has extensive experience across infrastructure investment, capital raising and asset management, including within the infrastructure real estate sector. Before this, Mr. Baxter was a barrister and solicitor in Australia with Mallesons Stephen Jaques, where he practiced corporate and securities law. Mr. Baxter holds a Bachelor of Commerce and a Bachelor of Laws from Murdoch University in Australia, and also holds FINRA Series 7, 24 and 63 licenses. Mr. Baxter is a valuable member of our Board because of extensive financial, investment and asset management experience, including in infrastructure real estate.

Key Executives of the Advisor

The name, age, title and certain biographical information about the executive officers of our Advisor appear below:

Name	Age*	Position
James Condon	45	President, Chairman of the Board and Member of Investment Committee of our Sponsor
Adam Baxter	50	Secretary
Michael Weidner	42	Chief Financial Officer, Treasurer and Secretary
Erik Rostvold	49	Chief Risk Officer and Member of Investment Committee of our Sponsor
Simon Mitchell	51	Member of Investment Committee of our Sponsor
Bryan B. Marsh III	66	Head of Data Center Investments and Member of Investment Committee of our Sponsor
Chris Flynn	57	Chief Investment Officer of Data Centers and Member of Investment Committee of our Sponsor
*	As of March 31, 2026.

The backgrounds of James Condon, Adam Baxter, Michael Weidner and Simon Mitchell are set forth under Item 10. “Directors, Executive Officers, and Corporate Governance - Executive Officers and Directors” in this Annual Report.

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

Code of Business Conduct and Ethics.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Advisor, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.

Audit Committee

Our Board has established an audit committee, which consists of our five independent directors. The audit committee, by approval of at least a majority of its members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Daniel Green serves as the chair of the audit committee and has been designated as the audit committee financial expert. Our Board has adopted a charter for the audit committee that sets forth its specific functions and responsibilities.

The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.

Compensation Committee Interlocks and Insider Trading Policy

We currently do not have a compensation committee of our Board because we do not plan to pay any compensation to our officers. The Company has not adopted any insider trading policies and procedures because there is no public market for the Company’s securities.

Stockholder Nominations of Directors

Our Board will consider recommendations made by stockholders  for nominees of the Board. In order to be considered by our Board, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended as potential members of the Board, our Board will consider each candidate without regard to the source of the recommendation and take into account those factors that our Board determines are relevant. Stockholders may directly nominate potential members for the Board (without the recommendation of our Board) by satisfying the procedural requirements for such nomination as provided in Article II, Section 11 of our bylaws.

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

Insider Trading Arrangements and Policies

We have adopted insider trading policies governing the purchase, sale, or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. Such policies are contained in our Code of Business Conduct and Ethics, the current version of which is filed herewith as Exhibit 19.1.

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

Compensation of Our Directors

We pay each of our independent directors an annual retainer of $30,000, with an additional $5,000 annual retainer to the chairperson of the audit committee. Each independent director also receives an annual equity award with an aggregate grant value on the date of grant of $10,000, and the chairperson of the audit committee receives an additional $5,000 in equity, in the form of a restricted stock award that will vest upon the earlier to occur of (i) one year after the date of grant and (ii) his or her re-election to our Board following the date of grant. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our Board or of our committees. If a director is also one of our officers, we do not pay additional compensation for services rendered as a director.

The following table provides a summary of the compensation earned by or paid to our independent directors for the year ended December 31, 2025:

	Fees				Change in Pension
	Earned or			Non-Equity	Value and
	Paid in	Stock	Option	Incentive Plan	Nonqualified Deferred	All Other
Name	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Daniel Green	$35,000	$66,505	$—	$—	$—	$—	$101,505
Kate Mitchell	$30,000	$44,336	$—	$—	$—	$—	$74,336
Jeff Hersh	$30,000	$44,336	$—	$—	$—	$—	$74,336
Kimberly Arth	$30,000	$26,495	$—	$—	$—	$—	$56,495
Isiah Thomas	$30,000	$15,354	$—	$—	$—	$—	$45,354

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Incentive Plan

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding	for future issuance
	outstanding options,	options, warrants	under equity
Plan Category	warrants and rights	and rights	compensation plans
Equity compensation plans approved by the security holders	N/A	N/A	N/A
Equity compensation plans not approved by the security holders	—	—	2,000,000
Total	—	$—	2,000,000

We adopted an equity incentive plan to:

●	furnish incentives to individuals chosen to receive share-based awards because they are considered capable of improving our operations and increasing profits;
●	encourage selected persons to accept or continue employment with our Advisor; and
●	increase the interest of our officers and independent directors in our welfare through their participation in the growth in the value of the shares of our common stock.

The equity incentive plan authorizes the granting of awards to our independent directors and to our employees (if any), as well as to any advisor or consultant who is a natural person performing bona fide services to us, provided that the services are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our stock. Participants may also be officers or employees of our Advisor, so long as any such officer or employee is performing bona fide advisory or consulting services for us. Eligible individuals are selected by our Board, including our independent directors, for participation in the equity incentive plan. Such awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and/or other share-based awards; provided, that, the equity incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our stock is listed on a national securities exchange. However, any such stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and/or other share-based awards to be issued to independent directors, officers, employees, advisors and consultants shall not exceed an amount equal to 5% of the outstanding shares of our common stock on the date of grant of any such stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and/or other share-based awards. Notwithstanding the foregoing, we will not issue options or warrants to our independent directors.

We have authorized and reserved for issuance under the equity incentive plan a total of 2.0 million Class I shares and Class IX shares, and have also established an aggregate maximum of 5.0 million shares that may be issued upon grant, vesting or exercise of awards under the equity incentive plan. Of the 2.0 million shares authorized and reserved for issuance under the equity incentive plan, 1.0 million shares are designated as Class I shares and 1.0 million shares are designated as Class IX shares. In addition, no more than 200,000 shares Class I and Class IX shares may be made subject to options or stock appreciation rights to a single individual in a calendar year, and no more than 200,000 Class I shares and Class IX shares may be made subject to share-based awards other than options or stock appreciation rights to a single individual in a calendar year. In the event of certain corporate transactions affecting our common stock, such as, for example, any dividend or other distribution (whether in the form of cash, shares or other property) recapitalization, stock-split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, our Board, or, if formed, a compensation committee thereof, will have the sole authority to determine whether and in what manner to equitably adjust the number and type of shares and the exercise prices applicable to outstanding awards under the plan, the number and type of shares reserved for future issuance under the plan, and, if applicable, performance goals applicable to outstanding awards under the plan.

Our Board, including our independent directors, or, if formed, a compensation committee of our Board, will administer the equity incentive plan, with sole authority to select participants, determine the types of awards to be granted, and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Our Board, or, if formed, the compensation committee, may also take action with respect to any awards in the event of a change in control, including a determination to pay cash equal to an amount that could have been obtained upon vesting or exercise of an award, a determination that awards cannot vest, be exercised or payable, a determination to accelerate vesting or exercise, or a determination that awards shall be substituted for by similar awards covering the stock of a successor or survivor corporation.

Our Board do not grant equity awards in anticipation of the release of material non-public information (“MNPI”). We do not time the release of MNPI based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take MNPI into account when determining the timing and terms of such awards. We do not have a formal policy with respect to the timing of our equity award grants, however, the Board has historically granted and set vesting periods for such awards on a predetermined annual schedule.

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

Restricted stock units entitle the recipient to cash or shares upon the end of the deferral period specified. Restricted stock units may be subject to the attainment of performance goals. Restricted stock units would typically be forfeited upon termination of the recipient’s employment or other relationship with us unless waived by our Board, or, if formed, the compensation committee thereof.

No restricted stock will be awarded under the equity incentive plan if it would result in our being “closely-held” under the Code, jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions under our charter.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2026, information regarding the number and percentage of shares of our common stock owned by each director, our executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 30 Rockefeller Plaza, Suite 2050, New York, NY 10112.

	Number of Class I		Number of Class IX		Percent of Shares and
	Shares		Shares		Units Beneficially
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned		Owned
StratCap Investment Management, LLC(1)	1,781,406		25,002		15.3%
Directors
James Condon	—	(2)	—	(2)	*
Daniel Green	8,310	(3)	—	(3)	*
Jeff Hersh	5,540	(3)	—	(3)	*
Kate Mitchell	5,540	(3)	—	(3)	*
Kimberly Arth	3,707	(3)	—	(3)	*
Isiah Thomas	2,562	(3)	—	(3)	*
Simon Mitchell	—	(4)	—	(4)	*
Andrew Selim	—	(5)	—	(5)	*
Adam Baxter	—	(6)	—	(6)	*
Executive Officers
Michael Weidner	—		—		—
All officers and directors as a group (10 persons)					*
*	Represents less than 1%.
(1)	StratCap Investment Management, LLC is wholly-owned by StratCap, LLC, which is wholly-owned by HMC USA Holdings LLC, which is wholly-owned by HMC Capital. As a result, the shares disclosed as beneficially owned by StratCap Investment Management, LLC are also included in the aggregate number of shares beneficially owned by Messrs. Mitchell, Selim and Baxter. The address of each of StratCap Investment Management, LLC and StratCap, LLC is 30 Rockefeller Plaza, Suite 2050, New York, NY 10112 and the address of HMC Capital is Level 7, Gateway, 1 Macquarie Place, Sydney NSW 2000, Australia.
(2)	Mr. Condon is an officer of HMC USA Holdings LLC, which is wholly-owned by HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares, and may be deemed to be an indirect beneficial owner of shares held by StratCap Investment Management, LLC. Mr. Condon disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(3)	Effective March 2026, the Company exchanged all of the independent directors’ outstanding restricted Class IX Shares into restricted Class I Shares for an equivalent value. Additionally, the shares reflect the grant of restricted stock in February 2026 that is subject to vesting.
(4)	Mr. Mitchell is a Managing Director of HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares, and may be deemed to be an indirect beneficial owner of shares held by StratCap Investment Management, LLC. Mr. Mitchell disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	Mr. Selim is an officer of HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares, and may be deemed to be an indirect beneficial owner of shares held by StratCap Investment

Management, LLC. Mr. Selim disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(6)	Mr. Baxter is a Managing Director of HMC Capital, the indirect parent of StratCap Investment Management, LLC, which directly owns Class I shares and Class IX shares. Mr. Baxter disclaims beneficial ownership of the shares held by StratCap Investment Management, LLC, except to the extent of his pecuniary interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board of Directors

We operate under the direction of our Board, the members of which are accountable to us and our stockholders as fiduciaries. The board is responsible for the overall management and control of our affairs. The board has retained our Advisor to manage certain aspects of our day-to-day affairs and the acquisition and disposition of our investments, subject to the board’s supervision. As described in greater detail under the sections entitled “- Advisory Agreement” and “- Management Decisions” below, our Advisor may purchase assets on our account, without specific prior approval from the board, subject to certain limitations.

As required by the NASAA REIT Guidelines, our charter was reviewed and ratified by our Board, including all of the independent directors. Our charter provides that the number of our directors may be increased or decreased pursuant to our bylaws; provided, however, that the total number of directors shall not be fewer than three. Our bylaws further provide that a majority of the entire Board may establish, increase or decrease the number of directors, provided that the number of our directors may not be fewer than three nor more than 15. We currently have a total of nine directors, including five independent directors. Each director will serve for a one-year term until the next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Our charter provides that a majority of the directors must be independent directors except for a period of up to 60 days after the death, resignation or removal of an independent director pending the election of such independent director’s successor.

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

Any director may resign at any time and may be removed with or without cause by stockholders upon the affirmative vote of at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of any special meeting called to remove a director will indicate that the purpose, or one of the purposes, of the meeting is to determine if the director shall be removed. None of our Advisor, any member of our Board, nor any of their affiliates may vote or consent on matters submitted to stockholders regarding the removal of our Advisor or any director or any of their affiliates or any transaction between us and any of them. In determining the requisite percentage in interest required to approve such a matter, any shares owned by such persons will not be included.

Any vacancy created by the death, resignation, removal, adjudicated incompetence, or other incapacity of a director may be filled only by a vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, and any director elected by the Board to fill a vacancy will serve for the remainder of the full term of the directorship in which such vacancy occurred and until a successor is duly elected and qualifies. Independent directors must nominate replacements for vacancies in the independent director positions. Each director will be bound by the charter and the bylaws.

Our Board will meet quarterly or more frequently if necessary. Maryland law provides that any action required or permitted to be taken at a meeting of the Board also may be taken without a meeting by the unanimous written or electronically transmitted consent of all directors. Our directors are not required to devote a substantial portion of their time to discharge their duties as our directors. Consequently, in the exercise of their responsibilities, the directors heavily rely on our Advisor. Our directors must satisfy their fiduciary duty to us and our stockholders, including the supervision of the relationship between us and our Advisor. The board is empowered to fix the compensation of all officers that it selects and approve the payment of compensation to directors for services rendered to us in any other capacity.

Our Board has established policies on investments and borrowing. The directors may establish further policies on investments and borrowings.

The directors will monitor our Advisor’s administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interest of our stockholders. Our Board, including a majority of our independent directors, will review our investment policies with sufficient frequency, and at least annually, to determine that they are in the best interest of our stockholders.

The independent directors are responsible for reviewing our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are reasonable in light of our investment performance, our net assets, our net income and the fees and expenses of other comparable unaffiliated REITs. Each determination and basis therefor shall be set forth in the minutes of the meetings of the Board. In addition, a majority of the directors, including a majority of the independent directors, who are not otherwise interested in the transaction, must determine that any transaction with our Sponsor, our Advisor, any of our directors or any of their respective affiliates is fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. The independent directors also are responsible for reviewing the performance of our Advisor and determining that the compensation to be paid to our Advisor is reasonable in relation to the nature and quality of services to be performed and that the provisions of the Advisory Agreement are being carried out. Specifically, the independent directors will consider factors such as:

●	the amount of the fees paid to our Advisor in relation to the size, composition and performance of our investments;
●	the success of our Advisor in generating appropriate investment opportunities;
●	rates charged to other REITs, especially REITs of similar structure, and other investors by advisors performing similar services;
●	additional revenues realized by our Advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;
●	the quality and extent of service and advice furnished by our Advisor;
●	the performance of our investment portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
●	the quality of our investment portfolio relating to the investments generated by our Advisor for its own account.

If the independent directors determine that the compensation to be paid to our Advisor is not reasonable, our Board may request that our Advisor reduce its fees, terminate the Advisory Agreement, renegotiate the Advisory Agreement, or retain a new advisor.

Director Independence

Our charter require a majority of the members of our Board to be “independent” directors in accordance with the criteria in our charter and bylaws. Our audit committee charter also requires that all members of our audit committee be “independent” directors. Based upon its review, our Board has affirmatively determined that each of Daniel Green, Isiah Thomas, Jeff Hersh, Kimberly Arth and Kate Mitchell are “independent” members of our Board under all applicable standards for independence, including with respect to service on our audit committee.

Per our charter, “Independent Director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor or any of their affiliates, (ii) employment by the sponsor, the advisor or any of their affiliates, (iii) service as an officer or director of the sponsor, the advisor or any of their affiliates, (iv) performance of services, other than as a director, for the Company, (v) service as a director or trustee of more than three REITs organized by the sponsor or advised by the advisor or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by the director from the Sponsor, our Advisor and their affiliates exceeds 5% of either the director’s annual gross income, derived from all sources, during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the Sponsor or our Advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Sponsor, our Advisor, any of their Affiliates or the Company.

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

Certain Transactions with Related Persons

Our Advisor

Our Advisor is StratCap Digital Infrastructure Advisors II, LLC, a Delaware limited liability company, which we generally refer to as simply “our Advisor.” Our Advisor’s address is 30 Rockefeller Plaza, Suite 2050, New York, NY 10112. Our Advisor is an affiliate of and under common control with our Sponsor. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board.

Advisory Agreement

StratCap Digital Infrastructure Advisors II, LLC serves as our Advisor in accordance with the terms of the Advisory Agreement, between us, our Operating Partnership and our Advisor. Subject to the overall supervision of our Board, including responsibility for governance, financial controls, compliance and disclosure with respect to the Company and our Operating Partnership, the Advisor manages the day-to-day operations of, and provide investment management services to, us. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement. The term of our Advisory Agreement is for a one-year term subject to renewals upon mutual consent of our Advisor and independent directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of our Advisor before renewing the Advisory Agreement.

Under the terms of the Advisory Agreement, our Advisor will:

●	identify, evaluate, and negotiate the structure of the investments we make (including performing due diligence on our prospective investments);
●	find, present, and recommend to us real estate investment opportunities consistent with our investment policies and objectives;
●	structure the terms and conditions of our real estate acquisitions, sales, or joint ventures;
●	acquire properties on our behalf in compliance with our investment objectives and policies;
●	arrange for financing and refinancing of properties;

●	enter into leases and service contracts for our properties;
●	oversee the performance of our asset manager;
●	review and analyze the properties’ operating and capital budgets;
●	generate an annual budget for us;
●	review and analyze financial information for each property and the overall portfolio;
●	formulate and oversee the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing, and disposition of properties; and
●	close, monitor, and administer the investments we make.

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

On August 12, 2025, we renewed the Advisory Agreement with our Advisor. The renewed Advisory Agreement is effective through August 18, 2026, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and our Advisor. The terms of the renewed Advisory Agreement are identical to those of the Advisory Agreement that was previously in effect.

Termination Rights

The Advisory Agreement may be terminated:

●	immediately by the Company and/or our Operating Partnership for “cause”;
●	upon 60 days’ written notice without cause and without penalty by a majority of the independent directors of the Company or by the Advisor;
●	upon 60 days’ written notice with “good reason” by the Advisor; or
●	immediately by the Company and/or our Operating Partnership in connection with a merger, sale of assets or transaction involving the Company pursuant to which a majority of the directors then in office are replaced or removed.

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

The management fee may be paid, at the advisor’s election, in cash, Class I shares, or Class I OP Units of our Operating Partnership. To the extent that the advisor elects to receive any portion of its management fee in Class I shares or Class I OP Units of our Operating Partnership, the Company may repurchase such Class I shares or Class I OP Units of our Operating Partnership from the advisor at a later date. In the event the Advisory Agreement is terminated or its term expires without renewal, the advisor will be entitled to receive its prorated management fee through the date of termination. During the year ended December 31, 2025, asset management fees were $1,468,366 compared to $1,484,727 for the year ended December 31, 2024. Asset management fees payable, as included within due to affiliates on the balance sheet, were $549,457 and $518,910 as of December 31, 2025 and December 31, 2024, respectively.

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

For the year ended December 31, 2025, there was no performance participation allocation expense recognized by the Company as the required return was not met. For the year ended December 31, 2024, there was $948,118 performance participation allocation expenses recognized by the Company.

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

Independent Directors’ Review of Compensation. Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

●	the amount of fees paid to the Advisor in relation to the size, composition and performance of our assets;

●	success of the Advisor in generating opportunities that meet our investment objectives;
●	rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services;
●	additional revenues realized by the Advisor and its affiliates through their relationship with us (including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees, whether paid by us or by others with whom we do business);
●	the quality and extent of services and advice furnished by the Advisor;
●	the performance of our assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
●	the quality of our assets relative to the investments generated by the Advisor for its own account.

In addition to the management fee, performance participation allocation and expense reimbursements, we have agreed to indemnify and hold harmless the Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.

We entered into an Amended and Restated Expense Support Agreement with our Operating Partnership and our Advisor on August 12, 2025 (as amended to date, the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, our Advisor has agreed to defer certain fees and reimburse of fund certain of our expenses, subject to the terms of the Expense Support Agreement. Our Advisor may be required to pay or be entitled to reimbursement of fees that it had deferred and expenses that had been paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, our Advisor could incur or reimburse maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit. The Company reimbursed the Advisor for $0 and $2,217,177 of operating expenses during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company owed $978,015 and $43,000, respectively, to the Advisor in operating expenses and reimbursement obligations.

Management Decisions

The primary responsibility for the management decisions of our Advisor and its affiliates, including the selection of investment properties to be recommended to our  Board, the negotiation for these investments, and asset management decisions, will reside in an investment committee of our Sponsor. The investment committee is comprised of James Condon, Scott Riggs, Erik Rostvold, Bryan Marsh, Chris Flynn, Simon Mitchell, and Eric Graham. Mr. Condon serves as the Chair of the investment committee. Investment decisions require the approval of a majority of the members of our Advisor’s investment committee. The high level of interaction between the Investment Committee and investment professionals from the inception of a transaction to closing helps identify potential issues early and enables the team to more effectively streamline resources and workflows. The Investment Committee process emphasizes a consensus-based approach to decision making among the members.

Our Board adopted a policy pursuant to which, subject to the terms and conditions of our Advisory Agreement, our Advisor will be authorized to make any and all investments in assets with a contract purchase price less than $1,000,000 without obtaining the prior approval of our Board, so long as any such investment would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such assets does not exceed the fair market value of such assets.

Affiliated Property Manager

Strategic Wireless Infrastructure Property Management Company, LLC, or our property manager, is a wholly owned entity of our sponsor and is an affiliate of our advisor, who provides services to us in connection with the leasing, operation and management of our assets. Our property manager and its affiliates may subcontract the performance of their duties to third parties.

In connection with these services, the Company will pay our property manager and its affiliates aggregate fees of up to 3.0% of gross revenues from the properties managed. We also will reimburse the property manager and its affiliates for asset-level expenses that any of them pay or incur on our behalf, including salaries, bonuses and benefits of persons employed by the property manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of our manager’s executive officers. Our property manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services.

We also will pay our property manager a separate fee in connection with leasing assets to new tenants or renewals or expansions of existing contracts with existing tenants in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar assets. Notwithstanding the foregoing, our advisor and its affiliates may be entitled to receive higher fees if our property manager demonstrates to the satisfaction of a majority of our directors (including a majority of the independent directors) that a higher competitive fee is justified for the services rendered.

For the year ended December 31, 2025, the Company incurred $33,294 in property management fees related to the two data centers. During the same period, the Company incurred $54,850 in property management fees associated with the Tower Assets, which are included in the income from discontinued operations on the consolidated statement of operations. There were no property management fees incurred during the year ended December 31, 2024.

Dealer Manager

StratCap Securities, LLC, our affiliated Dealer Manager, was organized in March 2009. StratCap Securities, LLC is a member firm of FINRA and is registered under the applicable federal and state securities laws and qualified to do business as a securities broker-dealer throughout the United States. Our Dealer Manager is an affiliate of our Advisor.

Our Dealer Manager provides certain wholesaling, sales, promotional and marketing assistance services to us in connection with the distribution of the shares offered pursuant to the Public Offering, and also served as the Dealer Manager for the Private Offering and OP Unit Offering. Fees incurred for the years ended December 31, 2025 and 2024, were $1,791,304 and $2,535,877, respectively.

Related-Party Transactions

As of December 31, 2025, there are no material transactions with management and their affiliates other than those covered by the terms of the agreements described above with our Advisor and our Dealer Manager. Pursuant to our charter, which complies with the NASAA REIT Guidelines, a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, must approve each related-party transaction as being fair and reasonable to us and on terms and conditions no less favorable than those available from unaffiliated third parties.

Employees of Affiliated Companies

As of December 31, 2025, although we will have executive officers who manage our operations, we do not have any paid employees. Our day-to-day operations are managed by our Advisor, including the employees of our Advisor or its affiliates. To the extent required, we may reimburse our Advisor for certain personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we may pay our Advisor a separate fee.

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

All services rendered by Deloitte & Touche LLP for the years ended December 31, 2025 and 2024 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

Deloitte & Touche LLP is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2025. Deloitte & Touche LLP has served as our independent registered public accounting firm since 2023. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. Deloitte & Touche LLP representatives will be present at the 2026 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, Deloitte & Touche LLP representatives will be available to respond to appropriate questions posed by any stockholders.

The audit committee reviewed the audit and non-audit services performed by Deloitte & Touche LLP, as well as the fees charged by Deloitte & Touche LLP for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte & Touche LLP. The aggregate fees billed to us for professional accounting services by Deloitte & Touche LLP for the years ended December 31, 2025 and 2024 are respectively set forth in the table below.

	Year Ended December 31,
	2025	2024
Audit fees	$760,814	$791,285
Audit-related fees	146,930	128,743
Tax fees	147,970	172,530
All other fees	—	—
Total	$1,055,714	$1,092,558

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses.
●	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.
●	Tax fees - These are fees for all professional services performed by professional staff in Deloitte Tax LLP, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
●	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statement Schedules

(b). Exhibits:

Ex.	Description
3.1

Articles of Amendment and Restatement of StratCap Digital Infrastructure REIT, Inc., dated July 12, 2021 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.2

Articles Supplementary, dated December 3, 2021, Designating the Rights and Preferences of the 12.0% Series A Redeemable Cumulative Preferred Stock (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.3

Articles Supplementary, dated as of January 21, 2025 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.4

Articles of Amendment, dated as of December 23, 2024 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

3.5

Amended and Restated Bylaws of StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

4.1

Distribution Reinvestment Plan (included as Appendix B in the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on December 9, 2025, and incorporated herein by reference)

4.2

Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C in the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on December 9, 2025, and incorporated herein by reference)

4.3

Additional Subscription Agreement and Subscription Agreement Signature Page (included as Appendix D in the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on December 9, 2025, and incorporated herein by reference)

10.1

Amended and Restated Advisory Agreement, dated August 18, 2023, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.2

First Amendment to Amended and Restated Advisory Agreement, dated October 26, 2023, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.3

Second Amendment to Amended and Restated Advisory Agreement, dated October 17, 2024, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.4

Third Amendment to Amended and Restated Advisory Agreement, dated August 12, 2025, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 13, 2025, and incorporated herein by reference)

10.5

Fourth Amended and Restated Limited Partnership Agreement of SWIF II Operating Partnership, LP, by and between StratCap Digital Infrastructure REIT, Inc. and StratCap Digital Infrastructure Advisors II, LLC, dated as of June 23, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2025, and incorporated herein by reference)

10.6

Amended and Restated Expense Support Agreement, dated August 12, 2025, by and among by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2025, and incorporated herein by reference)

10.7	Form of Indemnification Agreement (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)
10.8

Form of Independent Directors Restricted Stock Award Agreement (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.9

Property Management Agreement, dated January 25, 2024, by and among StratCap Digital Infrastructure REIT, Inc., SWIF II Operating Partnership, LP and Strategic Wireless Property Management Company, LLC (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.10

Amended and Restated Limited Liability Company Agreement of StratCap Wireless Datacom Ventures, LLC, by and between SWIF Ventures I, LLC, DataCom, LP, and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference) (1)
10.11

First Amendment to Amended and Restated Limited Liability Company Agreement of StratCap Wireless Datacom Ventures, LLC, by and between SWIF Ventures I, LLC, DataCom, LP, and StratCap Digital Infrastructure Advisors II, LLC (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on May 9, 2025, and incorporated herein by reference)

10.12

Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill, LLC (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.13

First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.14

Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill, LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.15

Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.16

First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.17

Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.18

Third Amendment to Purchase and Sale Agreement, dated November 30, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Resources, LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.19

Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.20

First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.21

Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.22

Third Amendment to Purchase and Sale Agreement, dated November 30, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers, LLC (filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.23

Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.24

First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.25

Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.26

Third Amendment to Purchase and Sale Agreement, dated November 30, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Hemphill Towers I, LLC (filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.27

Purchase and Sale Agreement, dated August 23, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Vision Tower, LLC (filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.28

First Amendment to Purchase and Sale Agreement, dated October 24, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Vision Tower, LLC (filed as Exhibit 10.33 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.29

Second Amendment to Purchase and Sale Agreement, dated November 10, 2023, by and between SWIF II Datacom Investment Co. Towers, LLC and Vision Tower, LLC (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

10.30

Dealer Manager Agreement, dated February 18, 2025, by and between StratCap Digital Infrastructure REIT, Inc. and StratCap Securities, LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2025, and incorporated herein by reference)

10.31

Promissory Note made by StratCap Digital Infrastructure Advisors II, LLC in favor of StratCap Digital Infrastructure REIT, Inc., dated as of February 10, 2025 (filed as Exhibit 10.35 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement (File No. 333-284566) filed on February 10, 2025, and incorporated herein by reference)

10.32

Limited Guarantee, dated as of February 10, 2025, entered into by HMC Capital Limited ABN 94 138 990 593 for the benefit of StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 10.36 to the Company’s Pre-Effective Amendment No. 1 to the Form S-11 Registration Statement (File No. 333-284566) filed on February 10, 2025, and incorporated herein by reference)

10.33

Equity Interest Purchase Agreement, dated as of December 22, 2025, by and among EverLink Towers, LLC, SWIF II Operating Partnership, LP, Vogue Towers II, LLC, and, solely for the purposes of certain sections thereof, StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2025, and incorporated herein by reference).

10.34

Equity Interest Purchase Agreement, dated as of December 22, 2025, by and among EverLink Towers, LLC, SWIF II Operating Partnership, LP, SWIF II Towers Co. Intermediate HoldCo II, LLC, SWIF II Investment Co. Towers II, LLC, SWIF II Investment Co. Towers I, LLC, and, solely for the purposes of certain sections thereof, StratCap Digital Infrastructure REIT, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2025, and incorporated herein by reference).

14.1*	Code of Business Conduct and Ethics
16.1

Letter Regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Company’s Registration Statement on Form S-11 (File No. 333-284566) filed on January 29, 2025, and incorporated herein by reference)

19.1*	Insider Trading Policy (contained in Code of Business Conduct filed as Exhibit 14.1 hereto)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

(1)Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 31, 2026.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

By:	/s/ James Condon
James Condon
President and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James Condon	President and Chairman of the Board of Directors	March 31, 2026
James Condon	(Principal Executive Officer)

/s/ Michael Weidner	Chief Financial Officer and Treasurer	March 31, 2026
Michael Weidner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam Baxter	Director and Secretary	March 31, 2026
Adam Baxter

/s/ Daniel Green	Director	March 31, 2026
Daniel Green

/s/ Kathleen Mitchell	Director	March 31, 2026
Kathleen Mitchell

/s/ Jeffrey Hersh	Director	March 31, 2026
Jeffrey Hersh

/s/ Kimberly Arth	Director	March 31, 2026
Kimberly Arth

/s/ Isiah Thomas	Director	March 31, 2026
Isiah Thomas

/s/ Simon Mitchell	Director	March 31, 2026
Simon Mitchell

/s/ Andrew Selim	Director	March 31, 2026
Andrew Selim