Form 10-Q
period 2026-03-31
StratCap Digital Infrastructure REIT, Inc.
filed 2026-05-15
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the registrant had the following shares outstanding: 4,287,646 outstanding shares of Class A common stock, 1,349,415 outstanding shares of Class AX common stock, 3,299,870 outstanding shares of Class I common stock, 1,351,915 outstanding shares of Class IX common stock, and 69,793 outstanding shares of Class T common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investments in properties, net	$26,093,691	$26,269,316
Investment in Datacom JV	33,474,845	34,861,734
Cash and cash equivalents	31,123,038	42,044,304
Tenant and other receivables	986,970	752,865
Prepaid and other assets, net	2,662,496	2,609,890
Due from affiliates	119,767	104,154
Intangible assets, net	5,186,496	5,332,835
Total assets	$99,647,303	$111,975,098
Liabilities and Equity
Loan payable	$18,340,795	$18,340,795
Accounts payable and accrued liabilities	965,548	1,523,344
Interest expense payable	107,567	28,818
Redemptions payable	1,954,413	2,081,338
Distributions payable	349,957	364,209
Due to affiliates	753,652	2,330,214
Performance participation allocation payable to affiliate	—	948,118
Deferred rental revenue	—	89,927
Intangible lease liabilities, net	566,437	629,374
Total liabilities	23,038,369	26,336,137
Commitments and contingencies (Note 13)
Equity
Common stock – Class A shares, $0.01 par value per share, 6,000,000 shares authorized, 4,287,646 and 4,446,233 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	42,876	44,462
Common stock – Class AX shares, $0.01 par value per share, 3,000,000 shares authorized, 1,349,415 and 1,387,403 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	13,494	13,875
Common stock – Class D shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock – Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock – Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 3,299,870 and 3,428,604 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	32,999	34,286
Common stock – Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,351,915 and 1,507,140 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	13,519	15,071
Common stock – Class S shares, $0.01 par value per share, 94,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock – Class T shares, $0.01 par value per share, 97,000,000 shares authorized, 69,793 and 58,102 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	698	581
Additional paid-in-capital	109,028,743	113,785,361
Accumulated deficit and cumulative distributions	(37,863,616)	(34,627,996)
Total stockholders’ equity	71,268,713	79,265,640
Non-controlling interests in the Operating Partnership	5,340,221	6,373,321
Total equity	76,608,934	85,638,961
Total liabilities and equity	$99,647,303	$111,975,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental revenues	$655,334	$624,533
Total revenues	655,334	624,533
Expenses:
Property operating expenses	75,084	69,597
General and administrative	558,098	238,299
Asset management fees	350,509	367,487
Depreciation and amortization	306,253	306,253
Performance participation allocation	—	165,100
Total expenses	1,289,944	1,146,736
Loss on investment in Datacom JV	(1,386,889)	(1,439,616)
Interest expense	(315,935)	(255,833)
Interest income	312,948	1,771
Loss from continuing operations	(2,024,486)	(2,215,881)
Loss from discontinued operations	—	(739,997)
Net loss	(2,024,486)	(2,955,878)
Net loss attributable to non-controlling interests in the Operating Partnership	(209,815)	(443,379)
Net loss attributable to Company’s stockholders	$(1,814,671)	$(2,512,499)

Basic and diluted earnings per share:
Loss from continuing operations attributable to Company’s stockholders	$(0.17)	$(0.19)
Loss from discontinued operations attributable to Company’s stockholders	—	(0.06)
Loss per share attributable to Company's stockholders	$(0.17)	$(0.25)
Basic and diluted weighted average shares outstanding	10,673,356	10,179,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2025

	Stockholders’ Equity								Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX			Accumulated Deficit	Total
	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Shareholders’	Class P	Class PX	Total Common	Total
	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Common Units	Common Units	Units ($)	Equity ($)
Balance at December 31, 2024	4,990,586	1,423,800	1,828,031	1,934,499	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505
Common shares issued (Proceeds net of $5,653 in receivables and $158,936 of offering costs)	114,471	1,416	8,992	26,526	1,514	1,554,278	—	1,555,792	—	—	—	1,555,792
Common units issued (Proceeds net of $26,764 of offering costs)	—	—	—	—	—	—	—	—	129,854	—	1,325,736	1,325,736
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	(1,352,471)	(1,352,471)	—	—	(256,951)	(1,609,422)
Distribution reinvestment	—	18,507	—	24,479	432	441,198	—	441,630	—	2,433	25,088	466,718
Redemptions of common shares and common units	(203,577)	(2,761)	(91,470)	(85,404)	(3,833)	(3,941,822)	—	(3,945,655)	(5,000)	—	(52,027)	(3,997,682)
Net loss	—	—	—	—	—	—	(2,512,499)	(2,512,499)	—	—	(443,379)	(2,955,878)
Balance at March 31, 2025	4,901,480	1,440,962	1,745,553	1,900,100	$99,885	$95,761,929	$(32,524,981)	$63,336,833	1,720,540	208,806	$12,846,936	$76,183,769

For the Three Months Ended March 31, 2026

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Shareholders’	Class P	Class PX	Total Common	Total Equity
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Common Units	Common Units	Units ($)	($)
Balance at December 31, 2025	4,446,233	1,387,403	3,428,604	1,507,140	58,102	$108,275	$113,785,361	$(34,627,996)	$79,265,640	1,172,064	177,652	$6,373,321	$85,638,961
Common shares issued	—	—	—	—	11,443	114	119,886	—	120,000	—	—	—	120,000
Common units issued	—	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	(110,587)	—	(110,587)	—	—	—	(110,587)
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	—	(1,420,949)	(1,420,949)	—	—	(176,870)	(1,597,819)
Distribution reinvestment	—	15,301	24,652	13,285	248	535	535,377	—	535,912	—	2,350	23,697	559,609
Redemptions of common shares and common units	(158,587)	(53,289)	(173,627)	(148,203)	—	(5,337)	(5,342,924)	—	(5,348,261)	(66,137)	(265)	(670,112)	(6,018,373)
Exchange of common shares	—	—	20,241	(20,307)	—	(1)	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	41,629	—	41,629	—	—	—	41,629
Net loss	—	—	—	—	—	—	—	(1,814,671)	(1,814,671)	—	—	(209,815)	(2,024,486)
Balance at March 31, 2026	4,287,646	1,349,415	3,299,870	1,351,915	69,793	$103,586	$109,028,743	$(37,863,616)	$71,268,713	1,105,927	179,737	$5,340,221	$76,608,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows Used in Operating Activities:
Net loss	$(2,024,486)	$(2,955,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments in Datacom Joint Venture	1,386,889	1,439,616
Depreciation and amortization	306,253	1,085,593
Asset retirement obligation - accretion expense	—	23,709
Amortization of deferred financing costs	15,957	21,693
Straight-line rental income	(27,703)	(50,384)
Non-cash lease expense	—	44,105
Above market lease amortization	15,711	15,711
Below market lease amortization	(62,937)	(62,937)
Stock-based compensation expense	41,629	—
Changes in operating assets and liabilities:
Tenant and other receivables	(326,402)	(120,193)
Due from affiliates	(15,613)	111,994
Prepaid and other assets - net	(68,563)	27,957
Accounts payable and accrued liabilities	(483,077)	(149,842)
Deferred rental revenue	(89,927)	40,169
Due to affiliates	(1,317,530)	529,828
Lease liabilities - net	—	(35,821)
Interest expense payable	78,749	31,648
Performance participation allocation payable	(948,118)	165,100
Net cash used in (provided by) operating activities	(3,519,168)	162,068
Cash Flows Used in Investing Activities:
Asset acquisitions	—	(616,890)
Prepaid acquisition costs	—	(1,575,426)
Net cash used in investing activities	—	(2,192,316)
Cash Flows from Financing Activities:
Proceeds from loan payable	—	5,505,795
Proceeds from issuance of common shares	120,000	1,667,853
Redemptions paid to common shareholders	(5,459,885)	(2,964,918)
Offering costs for issuance of common shares	(324,338)	(158,936)
Deferred offering costs	—	(126,809)
Dividends and distributions paid to common shares	(896,418)	(908,585)
Proceeds from issuance of non-controlling interests in the Operating Partnership	—	1,352,500
Redemptions paid to non-controlling interests in the Operating Partnership	(685,413)	—
Offering costs for issuance of non-controlling interest in the Operating Partnership	—	(26,764)
Dividends and distributions paid to non-controlling interest in the Operating Partnership	(156,044)	(225,282)
Net cash (used in) provided by financing activities	(7,402,098)	4,114,854
Net change in cash and cash equivalents	(10,921,266)	2,084,606
Cash and cash equivalents, beginning of period	42,044,304	2,512,642
Cash and cash equivalents, end of period	$31,123,038	$4,597,248

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$221,229	$447,432
Cash paid for operating leases	$—	$79,781

Noncash Investing and Financing Activities:
Ground lease right of use assets obtained in exchange for operating lease liabilities	$—	$93,083
Receivable from affiliates	$—	$48,390
Deferred offering costs included in accounts payable and accrued liabilities	$108,114	$813,838
Addition of asset retirement obligations in relation to acquisitions	$—	$52,931
Redemptions payable	$1,954,413	$1,801,598
Dividends and distributions reinvested	$559,609	$469,240
Distributions payable to common stockholders	$298,196	$466,033
Distributions payable to non-controlling interests in the Operating Partnership	$51,761	$88,713
Offering costs included in due to affiliates	$199,675	$—
Prepaid acquisition costs applied to current period acquisitions	$—	$679,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS

StratCap Digital Infrastructure REIT, Inc. (the “Company”) is a Maryland corporation formed on April 7, 2021 (inception), and has qualified since December 31, 2021, and expects to continue to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is the sole general partner and majority limited partner of SWIF II Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership formed on May 28, 2021. As of March 31, 2026 and December 31, 2025, the Company owned 89.0% and 88.9% equity interests in the Operating Partnership, respectively. Substantially, all of the Company’s business is conducted through the Operating Partnership.

The Company and the Operating Partnership are externally managed by StratCap Digital Infrastructure Advisors II, LLC, a Delaware limited liability company (the “Advisor” or “SWIFA”). The Advisor owns a special limited partner interest in the Operating Partnership. As an externally managed entity with no employees, the Advisor is responsible for the day-to-day management of the Company, subject to the oversight of the Company’s board of directors (the “Board”). The Advisor is an affiliate of StratCap Investment Management, LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor is indirectly owned by HMC USA Holdings LLC (“HMC”), a subsidiary of HMC Capital Limited ABN 94 138 990 593 (“HMC Capital Limited”). StratCap Securities, LLC (“SCD”) served as the Company’s dealer manager in its private and public offerings discussed below and is affiliated with the Sponsor and a broker-dealer registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Prior to the effectiveness of the Public Offering discussed below, the Company discontinued its private offering of common shares consisting of Class A, Class AX, Class D, Class DX, Class I and Class IX shares of common stock and discontinued its private offering of operating partnership units (“OP Units”) of the Operating Partnership, consisting of Class P interests in the Operating Partnership, or Class P OP Units, and Class PX interests in the Operating Partnership, or Class PX OP Units. The Class P OP Units and Class PX OP Units remain exchangeable on a one-for-one basis, in certain circumstances, into Class I shares and Class IX shares of the Company at the election of the unit holders.

On February 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration of common stock for its initial public offering. The Company registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering and up to $75 million in shares under its distribution reinvestment plan (“DRP”, collectively referred to as the “Public Offering”). The Company offered any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares for an offering price per share generally equal to the prior month’s net asset value of the Company per share for such class, plus any applicable upfront selling commissions and dealer manager fees, with certain classes being subject to ongoing stockholder servicing fees. As of March, 31, 2026, the Company issued 69,793 shares of Class T common stock and 3,052,289 shares of Class I common stock under the Public Offering, including the purchase of 2,939,649 Class I shares by the Sponsor. The aggregate gross offering proceeds received as of March 31, 2026 was approximately $31,711,817, which includes proceeds from shares issued under the DRP.

On December 22, 2025, the Company, through the Operating Partnership and its subsidiaries, sold and transferred 100% of the fee simple interest (“Tower Sale”) in 48 towers with associated ground leases or easements, 68 tenant leases and other related assets (“Tower Assets”) to a third party. The sale of the Tower Assets represented a sale of substantially all of the Company’s wholly-owned Tower Assets, and, as such, the Tower Assets are reflected as discontinued operations. Refer to Note 6, “Discontinued Operations,” for more information.

As of March 31, 2026, the Company owns fee simple interests in two data centers as well as a 51% equity interest, through StratCap Wireless Datacom Ventures, LLC (the “Datacom Joint Venture” or “Datacom JV”), an unconsolidated joint venture, in 150 towers with associated ground leases or easements, two rooftop easements, 231 tenant leases and other related assets.

Recent Developments

As of March 31, 2026, our current total liquidity was primarily comprised of $31,123,038 of cash and cash equivalents. The Company has no further borrowing capacity under the Sunflower Secured Credit Facility. In addition, the Company has not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

On April 30, 2026, the Company ceased offering and selling shares of its common stock pursuant to the Public Offering (including the DRP) and filed a Post-Effective Amendment to its Registration Statement to deregister the shares of common stock that remained unsold under the Registration Statement. As of April 30, 2026, the Company had accepted aggregate gross offering proceeds of approximately $31,711,817 in the Public Offering, which included proceeds from shares issued under the DRP.

Due to recent volatility in the digital infrastructure market—driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter credit conditions, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests—the Advisor, with the assistance from a financial advisor, internally reviewed the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. Based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity and begin evaluating strategic alternatives for the Company.

To further support the Company’s position and enhance the potential amounts available for distribution to stockholders, the Advisor agreed to defer all fees that accrue and would otherwise be payable by the Company to the Advisor and/or its affiliates beginning on April 30, 2026, until such time as determined by the Advisor, in its sole discretion. All or part of such fees will be payable in the sole discretion of our Advisor, as applicable, upon prior notice to the Company.

On May 14, 2026, the Board authorized the amendment of the Company’s valuation policy to change the frequency that the Company determines its estimated NAV per share from monthly to quarterly. Therefore, following the announcement of the Company’s March 2026 estimated NAV per share, subsequent NAV per share determinations will be made on a quarterly basis.

As the Company initiates its review of strategic alternatives, the Company expects to operate with constrained liquidity and will limit its activities primarily to maintaining existing operations and meeting ongoing obligations.

See Note 14, “Subsequent Events,” for more information regarding the strategic alternatives review, change in distribution policy, partial suspension of the Repurchase Programs (as defined below), termination of the Public Offering, deferral of Advisor fees and change in frequency of NAV per share determinations.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of March 31, 2026, the total assets and liabilities of the Company’s consolidated VIEs were $99.4 million and $20.6 million, respectively, and as of December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $109.1 million and $23.3 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

Asset Retirement Costs and Asset Retirement Obligations, net

Pursuant to the ground leases, easements, and leased facility agreements related to our Tower Assets, the Company recognizes obligations to perform asset retirement activities, including the removal of communications infrastructure or remediation of locations where such communications infrastructure was previously installed. The associated asset retirement costs are initially recorded in “Investments in Properties, net” within the consolidated balance sheets as an additional carrying amount of the related long-lived asset, and depreciated over the useful life of such asset. The liability accretes as a result of the passage of time and the related accretion expense is included in the depreciation and amortization in the consolidated statements of operations. As these obligations relate to the Tower Sale, prior year balances have been reclassified to discontinued operations.

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

The Company also evaluates for impairment consolidated properties to be sold, if there is any. The Company assesses whether the following criteria for classification as held for sale under GAAP have been met: (i) management has a committed plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) an active program to locate a buyer and complete the sale has been initiated; (iv) the sale of the property is probable within one year (generally evidenced by the property being listed for sale); (v) the property is actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes will be made to the plan or that the plan will be withdrawn. To the extent that these factors have been met, depreciation is discontinued, and the property is classified as held for sale and reported at the lower of the property’s carrying amount or fair value less estimated costs to sell. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, the property’s geographic location, lease-up potential and expected timing of lease-up, and estimates regarding tenant cancellations and renewals. During the three months ended March 31, 2026 and 2025, the Company determined that no impairment charges were necessary.

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

Tenant and Other Receivables

Tenant and other receivables includes rent and common area maintenance receivables, as well as the accumulated straight-line rent receivable balances and subscriptions received in advance. Management reviews its tenant related receivables on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. There were no allowances for uncollectible accounts as of March 31, 2026 and December 31, 2025.

Prepaid and Other Assets, net

Prepaid and other assets, net primarily includes deferred transaction and acquisition costs, deferred financing costs and prepaid insurance and ground rents. Deferred transaction and acquisition costs, which were $2,404,631 as of March 31, 2026 and December 31, 2025, include deposits and costs associated with due diligence and other pre-acquisition related activities. Deferred financing costs consist of lender’s fees, legal and other loan costs incurred in connection with the revolving line of credit. Deferred financing costs are amortized over the contractual terms of the respective financings using the straight-line method, which approximates the effective interest rate method. As of March 31, 2026 and December 31, 2025, deferred financing costs were $122,338 and $138,295, respectively, net of accumulated amortization of $196,803 and $180,846, respectively. For each of the three months ended March 31, 2026 and 2025, $15,957 of deferred financing costs was amortized and recognized as interest expense in the accompanying consolidated statement of operations.

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

Lessor

Prior to the Tower Sale, the Company’s lessor arrangements mainly involved tenant contracts for dedicated space on its shared communications infrastructure. Subsequent to the Tower Sale, the Company’s lessor arrangements are focused on the two data centers it owns. The Company classifies its leases at lease commencement as operating, direct financing, or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the sum of the lease payments and any residual value guaranteed by the lessee, that is not already reflected in the lease payments, equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments, plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

Lessee

Prior to the Tower Sale, the Company’s lessee arrangements primarily consisted of ground leases for land where the towers are situated. Ground leases for land are specific to each site, generally contain an initial term of 5 to 10 years, and are renewable (and cancellable after a notice period) at the Company’s option.

Prior period income statement balances related to the ROU assets associated with the Tower Sale have been reclassified to discontinued operations. The corresponding balance sheet accounts were derecognized as part of the sale and are no longer presented.

Revenue Recognition

Rental revenues, which are recognized on a ratable basis over the fixed, noncancelable term of the relevant tenant contract, generally ranging from 5 to 15 years for site rental revenues derived from tenants. Certain tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI), (2) multiple renewal periods exercisable at the tenant’s option and (3) only limited termination rights at the applicable tenant’s option through the current term. If the payment terms call for fixed escalators, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, noncancelable term of the tenant contract’s current term. To the extent the Company acquires above- or below- market tenant leases for contractual interests with tenants on the acquired communications infrastructure (for example, with respect to small cells and fiber), the Company records the fair value as deferred credits or debits and amortizes such deferred credits or debits to site rental revenues over their estimated lease term.

Since the Company recognizes revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight-line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $27,703 and $35,831 for the three months ended March 31, 2026 and 2025, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

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

Pursuant to the Equity Incentive Plan, in March 2025, the Company granted 19,265 shares of restricted stock to independent directors of the Company that vest over a period of up to one year from the date of grant. In February 2026, the Company granted 5,418 additional shares of restricted stock to the independent directors. For the three months ended March 31, 2026, the Company recognized stock compensation expense amounting to $41,629. There was no recorded stock compensation expense during the three months ended March 31, 2025. Such expense is based on the grant date fair value for time-based awards that are probable of vesting, which fair value calculation used the most recently disclosed NAV per share offering price at the time of grant. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks

As of March 31, 2026 and December 31, 2025, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

The Company owned data centers located in Missouri and California that account for approximately 63.42% and 36.58%, respectively, of the total data center rental revenue for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company owned data centers located in Missouri and California that accounted for approximately 62.83% and 37.17%, respectively, of the total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.55%, 22.87% and 36.58%, respectively, of the total data center rental revenue for the three months ended March 31, 2026. Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.15%, 22.68% and 37.17%, respectively, of the total data center rental revenue for the three months ended March 31, 2025.

Income Taxes

As discussed in Note 1 “Organization and Business Operations,” the Company elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with taxable year ended December 31, 2021. The Company generally must distribute annually at least 90% of its net taxable income, subject to certain adjustments and excluding any net capital gain. Assuming the Company’s distributions equal or exceed the Company’s taxable net income, the Company generally will not be required to pay federal corporate income taxes on such income. The Company must also meet certain other organizational and operational requirements. If such requirements are not met, its income could be taxable at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. The Company is currently evaluating this guidance to determine the disclosures beginning with our December 31, 2027 annual reporting period.

3.	INVESTMENTS IN PROPERTIES, NET

Investments in properties, net consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land	$3,745,449	$3,745,449
Building	22,871,656	22,871,656
Site improvements	1,615,557	1,615,557
Total costs	28,232,662	28,232,662
Less accumulated depreciation	(2,138,971)	(1,963,346)
Total investments in properties, net	$26,093,691	$26,269,316

Depreciation expense was $175,625 for each of the three months ended March 31, 2026 and 2025, respectively.

4.	ASSET ACQUISITIONS

The Company did not acquire any assets during the three months ended March 31, 2026. The following table summarizes the asset acquisitions for the three months ended March 31, 2025, which became part of the disposed group of assets in the Tower Sale and are included in the discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

			Number of	Total		Asset
			Properties	Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Cell Towers:
Plada Heights	Tennessee	January 22, 2025	1	$623,495	$—	$31,341
Lemont Lane	Tennessee	February 5, 2025	1	673,356	93,083	21,591
Total			2	$1,296,851	$93,083	$52,932
(1)	Includes capitalized acquisition-related costs.
(2)	Right-of-use assets were obtained in exchange for the assumption of operating lease liabilities of the same values as part of the asset acquisitions.
(3)	Asset retirement obligations were assessed as part of the asset acquisitions.

The related assets, liabilities, and results of operations of the acquired properties were originally included in the consolidated financial statements from the date of acquisition. Following the Tower Sale, these accounts were included in the discontinued operations. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates as of March 31, 2025:

March 31, 2025
Assets:
Cell towers	$885,963
Land	89,563
Contract rights and tenant relationships	110,618
Network location & capacity	263,639
Right-of-use assets obtained in exchange for operating lease liabilities	93,083
Total assets acquired	1,442,866
Liabilities:
Asset retirement obligation	52,932
Ground lease liabilities	93,083
Total liabilities assumed	146,015
Total Purchase Price	$1,296,851

5.	INTANGIBLES

The following tables detail the gross carrying amount and accumulated amortization of intangible assets and liabilities, not considered discontinued operations, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Intangible assets
Contract rights and tenant relationships	$6,167,498	$6,167,497
Above-market leases	806,494	806,494
Total intangible assets	6,973,992	6,973,991
Less accumulated amortization	(1,787,496)	(1,641,156)
Total intangible assets - net	$5,186,496	$5,332,835

Intangible liabilities
Below-market leases	$1,321,686	$1,321,686
Less accumulated amortization	(755,249)	(692,312)
Total intangible liabilities - net	$566,437	$629,374

Amortization expense, which was included in depreciation and amortization expense, was $130,628 for each of the three months ended March 31, 2026, and 2025, respectively. The Company recognized an increase in rental revenue of $47,226 for each of the three months ended March 31, 2026 and 2025, respectively, for the amortization of the aggregate below-market leases in excess of above-market leases.

The following table represents the weighted average remaining useful lives of the intangible assets as of March 31, 2026:

Weighted-Average Remaining Life (Years)
Contract rights and tenant relationships	9
Above market leases	10
Below market leases	2

The following sets forth future annual amortization for acquisition-related intangibles for the next five years ended December 31 and thereafter:

Years ending December 31:	Intangible Assets	Intangible Liabilities
Remainder of 2026	$439,018	$188,812
2027	585,358	251,750
2028	585,358	125,875
2029	585,358	—
2030	585,358	—
Thereafter	2,406,046	—
Total	$5,186,496	$566,437

6.DISCONTINUED OPERATIONS

On December 22, 2025, the Company, through the Operating Partnership, closed the Tower Sale, which included the sale of the equity interests of Vogue Towers II, LLC (“Vogue Towers II”), Towers II Holdco (“Towers II”) and SWIF II Investment Co. Towers I, LLC (“Towers I,” and, together with Towers II and Vogue Towers II, the “Disposed Companies”), which were wholly owned subsidiaries of the Operating Partnership, for a purchase price of $55,105,862, exclusive of closing costs. Prior to the closing of the Tower Sale, the Disposed Companies owned 100% of the fee simple interest in 48 towers with associated ground leases or easements, 68 tenant leases and other related assets. As described in further detail in each of the purchase agreements, the purchase prices were subject to certain customarily post-closing adjustments, including with respect to (i) the cash flows of the applicable Disposed Companies’ wireless tower assets as of the closing of the Tower Sale, (ii) prepaid costs related to certain of Towers II’s wireless tower assets under development, (iii) indebtedness and (iv) transaction expenses which are estimated in the sales price. In connection with the closing of the Tower Sale, the Company repaid $16,500,000 of the outstanding principal balance on the Sunflower Secured Credit Facility, which were partially secured by or allocated to the assets that were held by the Disposed Companies prior to the closing of the Tower Sale. In addition, the Company recognized a gain on sale of discontinued operations amounting to $13,994,152. The Tower Sale represented a strategic shift in the Company’s business and, as such, the Disposed Companies were reflected as discontinued operations for all the relevant periods presented.

For the three months ended March 31, 2025 and prior to the reclassification of the results of these Disposed Companies to loss from discontinued operations, the Disposed Companies represented approximately 41% of the Company’s revenues, 45% of the Company’s total expenses and 6%, of the Company’s total segment operating net income.

The following table provides the results of the operations of these Disposed Companies for the three months ended March 31, 2025:

Revenues
Rental revenues	$436,751
Total income	436,751
Expenses
Property operating expenses	112,048
General and administrative	16,711
Depreciation and amortization	779,340
Accretion expense	23,709
Total expenses	931,808
Other expenses:
Interest expense	(244,940)
Loss from discontinued operations	$(739,997)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for the three months ended March 31, 2025. The following table provides the key cash flow and non-cash information related to discontinued operations:

Asset acquisitions	$(616,890)
Prepaid acquisition costs	(1,575,426)
Proceeds from loans payable	5,505,795

Significant non-cash items:
Depreciation and amortization	779,340
Addition of asset retirement obligations in relation to acquisitions	52,931
Ground lease right of use assets obtained in exchange for operating lease liabilities	93,083

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

As of March 31, 2026, the Datacom Members do not have any outstanding or unfunded capital commitments. Except for allocated fees and certain fee contributions as summarized below, SWIF Managing Member may request additional capital based on their respective membership interests to fund new investments as well as to fund working capital. For the three months ended March 31, 2026, DataCom Limited Partner contributed capital amounting to $2,049,081 to fund the asset management fees, management fees, acquisition fees, leasing commissions and loan coordination fees as summarized below.

Distributions of available cash are distributed to the Datacom Members based on their respective membership interests until certain internal rate of return (“IRR”) thresholds are met. As the rate of return thresholds are achieved, the allocation of distributions is modified as further described in the Agreement.

SWIF Managing Member is managed by the Advisor and its affiliates. The Datacom JV pays the below fees to the Advisor and its affiliates (except as noted below), which are allocated between the Datacom Members described below.

Type of Fees:	Basis	Allocation Percentage
Management fee	49% of 1.5% of gross revenues of Datacom JV	100% owed by and allocated to DataCom Limited Partner
Leasing commissions	Market rate based on new leases and modified leases	100% owed by and allocated to DataCom Limited Partner
Construction management fee	49% of the 5% of the project's costs.	100% owed and allocated to DataCom Limited Partner
Acquisition fee	49% of 1.5% of the agreed purchase price	Pro rata based on ownership interests.
Asset management fee	49% of 1/12 of 1.0% of Datacom JV's aggregate asset value	65% payable and allocated to Managing Member and 35% payable and allocated to DataCom Limited Partner
Loan coordination fee	49% of 0.5% of the amount of any new financing, assumed loan in connection with the acquisition and refinancing	50% each payable to both members if the financing is outsourced by the DataCom Limited Partner. 100% payable to SWIF Managing Member if sourced by SWIF Managing Member.

Datacom JV Investments in Properties

The table below provides the cell tower assets owned by Datacom JV as of March 31, 2026:

Name of property	Location	Year Acquired	% of Ownership	Units	Acquisition Cost
Comm Facilities	Maine	2023	100%	2	$2,642,160
Wireless Asset Group	Missouri	2023	100%	3	3,904,017
Prairie Mountain	Oregon	2023	100%	1	3,083,583
Telesite	Massachusetts	2023	100%	2	2,243,754
Coral Springs	Florida	2023	100%	1	1,331,568
Badger	Wisconsin	2023	100%	1	1,575,355
Gator	Florida	2023	100%	3	6,291,954
Rockville	New York	2023	100%	3	13,862,506
MW Towers	Missouri	2023	100%	2	1,829,159
Hemphill	Various	2023/2024	100%	71	52,390,735
TowerCom	Various	2024/2025	100%	43	31,606,545
Bug Tussel	Various	2024	100%	18	7,450,449
Honey Bear	Various	2025	100%	1	490,943
Parker Road	Various	2025	100%	1	1,194,387
Total				152	$129,897,115

Acquisition of Datacom JV Properties

There were no assets acquired during the three months ended March 31, 2026 and 2025. Subsequent to March 31, 2025, the Datacom JV acquired the following portfolios of cell tower assets:

Property	Acquisition Date	Number of Towers	Property Type	Acquisition Cost
Honey Bear	June 2025	1	Cell Towers	$490,943
TowerCom	July 2025	9	Cell Towers	10,555,609
Parker Road	August 2025	1	Cell Towers	1,194,387
		11		$12,240,939

Datacom JV Debt

On September 10, 2024, the Datacom JV entered into a credit agreement (the “Datacom Revolving Facility”) pursuant to which the Datacom JV may request advances on a revolving facility up to an initial aggregate principal of $30,000,000. On October 29, 2024, the Datacom JV amended the Datacom Revolving Facility to increase the aggregate principal commitment to $45,000,000. The Datacom Revolving Facility bears interest at a spread over Term SOFR ranging between 1.25% and 1.75% based on the loan to value at the date of borrowing and matures on September 10, 2029. The Datacom Revolving Credit Facility is subject to interest only payment through September 20, 2027. Beginning October 1, 2027 and every first day of each quarter, the outstanding principal balance begins amortizing based on a 30-year straight line amortization, with the remaining unamortized principal balance being due at maturity.

During the year ended December 31, 2025, Datacom JV borrowed $11,802,627 on the Datacom Revolving Facility to finance the acquisition costs associated with the Parker Road property, acquire the remaining assets of TowerCom portfolio, and fund the earnout related to the TowerCom portfolio. There were no borrowings during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the carrying value of the Datacom Revolving Facility was $44,352,129 and $44,317,320, respectively, net of deferred financing costs. The unused capacity on Datacom Revolving Facility is $160,547 as of March 31, 2026.

Datacom JV Lease Arrangements

As a Lessor

The Datacom JV is the lessor to tenants under the operating leases. As of March 31, 2026, the weighted-average remaining current term of the tenant contracts was approximately 6.1 years. The future minimum rent to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year ending December 31:
Remainder of 2026	$4,301,287
2027	5,248,652
2028	4,592,553
2029	3,898,241
2030	2,575,162
Thereafter	5,567,745
Total	$26,183,640

For the three months ended March 31, 2026, the Datacom JV owned cell towers located in Texas, Wisconsin, New York, Missouri and Florida that account for approximately 13.6%, 12.2%, 10.8%, 10.4% and 8.2%, respectively, of Datacom JV total cell tower rental revenue. For the three months ended March 31, 2025, the Datacom JV owned cell towers located in Texas, Wisconsin, New York, Missouri and Florida that account for approximately 11.1%, 13.3%, 12.5%, 11.7% and 8.7%, respectively, of total cell tower rental revenue.

For the three months ended March 31, 2026, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., T-Mobile USA, Inc. and US Cellular accounted for approximately 31.4%, 18.0%, 16.5% and 7.8%, respectively, of total Datacom JV cell tower revenue. For the three months ended March 31, 2025, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., T-Mobile USA, Inc. and US Cellular accounted for approximately 31.5%, 18.7%, 11.4%. and 8.8%, respectively, of Datacom JV total cell tower revenue.

As a Lessee

The Datacom JV is a lessee for certain properties, including ground leases. The weighted-average remaining lease term was 4.3 years as of March 31, 2026. The Datacom JV’s weighted-average discount rate for operating leases was 7.8% as of March 31, 2026.

The following table is a summary of the Datacom JV’s maturities of operating lease liabilities for each of the next five years ending December 31 and thereafter:

Year ending December 31:
Remainder of 2026	$918,009
2027	1,228,114
2028	1,224,139
2029	1,223,414
2030	1,226,166
Thereafter	5,972,195
Total undiscounted lease payments	11,792,037
Less imputed interest	(3,689,212)
Total lease liabilities - net	$8,102,825

Datacom JV Summarized Balance Sheet and Statements of Operations

The following table summarizes the balance sheets of the Datacom JV as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Assets
Investments in properties, net	$53,054,933	$53,561,971
Cash and cash equivalents	846,802	235,090
Restricted cash	1,896,773	2,576,463
Intangible assets, net	60,515,772	62,440,888
Ground lease ROU assets, net	7,927,300	7,792,632
Other assets, net	2,174,986	2,112,005
Total assets	$126,416,566	$128,719,049
Liabilities and members’ equity
Loan payable, net	$44,352,129	$44,317,320
Accounts payable and accrued liabilities	670,883	948,144
Due to affiliates	166,641	132,059
Acquisition, asset and property management fees payable	183,475	1,559,853
Lease liabilities, net	8,102,825	7,959,436
Other liabilities, net	7,186,996	7,103,895
Total liabilities	60,662,949	62,020,707
Members’ equity	65,753,617	66,698,342
Total liabilities and members’ equity	$126,416,566	$128,719,049
The Company’s share of equity in Datacom JV	$33,474,845	$34,861,734

The following table summarizes the statements of operations of the Datacom JV for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Rental revenues	$1,523,169	$1,335,850
Property operating expenses	651,087	416,676
General and administrative	113,601	589,237
Asset and property management fees	184,080	174,328
Depreciation and amortization	2,852,745	2,479,803
Interest expense, net of interest income	715,462	556,013
Total expenses	4,516,975	4,216,057
Net loss of Datacom JV	$(2,993,806)	$(2,880,207)
The Company’s allocated loss from Datacom JV	$(1,386,889)	$(1,439,616)

8.	LOAN PAYABLE

On March 15, 2023, the Company entered into a credit agreement (the “Revolving Facility” or the “Sunflower Secured Credit Facility”) pursuant to which the Company may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. The maturity date of the Revolving Facility is March 15, 2028. The Revolving Facility’s base rate loans shall bear interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Secured Overnight Financing Rate (“SOFR”) for a one-month term in effect on such date plus 0.25% (“Term SOFR”) and (ii) the “Maximum Rate” as defined in the agreement as the maximum interest rate allowed under New York Law. The Revolving Facility’s SOFR rate loans shall bear interest in the lesser of (i) 2.75% plus Term SOFR for the relevant Interest Period and (ii) the Maximum Rate.

During the three months ended March 31, 2025, the Company drew down $5,505,795 to fund future development costs. Following the Tower Sale in December 2025, the Company repaid $16,500,000 of the outstanding loan balance. On March 15, 2026, in accordance with the Sunflower Secured Credit Facility agreement, the outstanding balance on the Sunflower Secured Credit Facility principal balance became fixed at the then outstanding amount of $18,340,795 with no remaining available borrowing capacity. On this same date, the outstanding balance also converted to an amortizing loan with principal and interest payments required to be paid monthly over an amortization period of 25 years with the remaining unamortized balance of principal and interest due and payable in full on March 15, 2028. The outstanding loan payable balance was $18,340,795 as of March 31, 2026 and December 31, 2025.

The Revolving Facility requires the Company to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) shall not be permitted to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) shall not be permitted to be less than 1.10 to 1.00; and (4) the loan to value ratio shall not be permitted to be greater than 70%. The Company was in compliance with these financial covenants as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s loan payable approximates its fair value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Revolving Facility and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3. See Note 1, “Organization and Business Operation — Fair Value Instruments,” for more information on the three-tier fair value hierarchy.

Contractual Maturities

The scheduled principal maturities of the Company’s loan payable as of March 31, 2026 are as follows:

Year ending December 31:
Remainder of 2026	$611,360
2027	733,632
2028	16,995,803
Total	$18,340,795

9.	EQUITY (DEFICIT)

Authorized Capital Stock

The Company is authorized to issue multiple classes of shares of common stock, which include Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S, and Class T shares. As of March 31, 2026 and December 31, 2025, the Company’s authorized capital stock is summarized below. As of April 30, 2026, the Company is not currently conducting any offerings of its common stock. See Note 14, “Subsequent Events,” for more information regarding the termination of the Public Offering.

Classification	Par Value	March 31, 2026	December 31, 2025
Class A Common Stock	$0.01	6,000,000	6,000,000
Class AX Common Stock	$0.01	3,000,000	3,000,000
Class D Common Stock	$0.01	100,000,000	100,000,000
Class DX Common Stock	$0.01	100,000,000	100,000,000
Class I Common Stock	$0.01	100,000,000	100,000,000
Class IX Common Stock	$0.01	100,000,000	100,000,000
Class S Common Stock	$0.01	94,000,000	94,000,000
Class T Common Stock	$0.01	97,000,000	97,000,000
Total		600,000,000	600,000,000

Limited Partnership Units of the Operating Partnership

The partnership interests in the Operating Partnership, excluding the special limited partner interest and general partner interest, are currently divided into ten classes: (1) Class A OP Units, (2) Class AX OP Units, (3) Class D OP Units, (4) Class DX OP Units, (5) Class I OP Units, (6) Class IX OP Units, (7) Class P OP Units, (8) Class PX OP Units, (9) Class S OP Units and (10) Class T OP Units. Except for Class P OP Units and Class PX OP Units, each class of the Operating Partnership’s units is intended to correspond on a one-for-one basis with the same class of the Company’s common stock. When the Company receives proceeds from the sale of shares of our common stock, the Company contributes such proceeds to the Operating Partnership in exchange for OP Units of the same class. As a result, the Company generally holds OP Units proportionate to its outstanding common stock, with OP Units intended to be economically equivalent to the Company’s shares of common stock.

On January 18, 2022, the Company commenced a private offering of Class P OP Units and Class PX OP Units (“OP Unit Offering”) in the Operating Partnership, to accredited investors only. Prior to the conclusion of this OP Unit Offering, and concurrently with the start of the Public Offering, the Company raised aggregate proceeds of approximately $22,623,000 from the sale of approximately 2,034,853 Class P OP Units and 216,561 Class PX OP Units in the OP Unit Offering. The holders of Class P OP Units and Class PX OP Units may request to exchange their units on a one-for-one basis for Class I shares and Class IX shares, respectively, subject to the Company’s discretion.

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

As of March 31, 2026 and December 31, 2025, holders of Class P OP Units and Class PX OP Units owned an aggregate of 1,285,664 units and 1,349,716 units, representing 11.04% and 11.09%, of the Operating Partnership, respectively. The equity interests held by these unitholders are reflected as a component of noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

For the three months ended March 31, 2026 and 2025, respectively, the following cash dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Three Months Ended March 31,
Classification	2026	2025
Class A Common Stock	$585,570	$669,175
Class AX Common Stock	30,199	1,094
Class I Common Stock	202,877	239,871
Class IX Common Stock	61,111	1,069
Class T Common Stock	5,280	—
Class P OP Units	153,131	229,260
Class PX OP Units	42	2,579
Total	$1,038,210	$1,143,048

On April 30, 2026, the Company announced that, following payment of the April 2026 distributions to stockholders, the Company does not currently expect to pay regular cash distributions to its stockholders unless and until such time as the Board declares a distribution. See Note 14, “Subsequent Events,” for more information regarding the change in distribution policy.

Dividend and Distribution Reinvestment Plan

Under the Company’s charter and limited partnership agreement of the Operating Partnership, distributions to holders of Class AX shares, Class DX shares, Class IX shares, and Class PX OP Units are deemed distributed and then invested in additional shares of the same class at the applicable purchase price per share, net of any selling commissions and/or dealer manager fees associated with the applicable class (the “reinvestment plan”). Between the effective date and termination of the Public Offering, the Company adopted a DRP plan whereby Class D shares, Class I shares, Class S Shares and Class T shares would have their cash distributions automatically reinvested in additional shares of common stock unless shareholders elected to receive distributions in cash.

For the three months ended March 31, 2026 and 2025, respectively, the following DRP dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Three Months Ended March 31,
Classification	2026	2025
Class AX Common Stock	$152,974	$186,875
Class I Common Stock	247,503	—
Class IX Common Stock	132,952	254,731
Class T Common Stock	2,483	—
Class PX OP Units	23,697	25,112
Total	$559,609	$466,718

Share Repurchase Program

On September 1, 2023, the Board approved the Share Repurchase Program, allowing the Company to repurchase Class A shares, Class AX shares, Class I shares, and Class IX shares at the applicable price per share under the terms of the Share Repurchase Program. On October 24, 2024, the Company adopted the amended and restated Share Repurchase Program, whereby, subject to certain limitations, stockholders may request on a monthly basis that the Company repurchases all or any portion of the shares they own. The aggregate NAV of total repurchases of Class A shares, Class AX shares, Class D shares, Class DX shares, Class I shares, Class IX shares, Class S shares and Class T shares will be limited to no more than 1.67% of the aggregate NAV per month (with the first month of each calendar quarter limitation being 1.66% instead of 1.67%), which will be measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month, and no more than 5% of the aggregate NAV per calendar quarter, which will be measured using the average aggregate NAV attributable to stockholders as of the end of the immediately preceding three months.

On September 1, 2023, the Board also approved the OP Unit Repurchase Program allowing the Company to repurchase Class P OP and Class PX OP Units at the applicable price per share in accordance with the terms of the OP Unit Share Repurchase Program. The OP Unit Repurchase Program generally follows the same terms as the Share Repurchase Program (the “OP Unit Share Repurchase Program” together with the Share Repurchase Program, the “Repurchase Programs”).

For the three months ended March 31, 2026 and 2025, the Company repurchased 533,706 and 383,212 shares for $5,348,261 and $3,945,655, respectively. Additionally, for three months ended March 31, 2026 and 2025, the Company repurchased an aggregate of 66,402 and 5,000 OP Units held by third parties for $670,112 and $52,027, respectively.

In connection with its efforts to preserve capital and enhance liquidity while the Company explores strategic alternatives, on April 28, 2026, the Board approved a suspension of the Repurchase Programs, other than for repurchases in connection with qualifying disability and death. See Note 14, “Subsequent Events,” for more information regarding the strategic alternatives review and the partial suspension of the Repurchase Programs.

Share Cancellation by StratCap Investment Management, LLC

On September 26, 2025, the Board approved a program pursuant to which the Sponsor may, over the course of twelve months, periodically cancel certain shares of common stock of the Company held by the Sponsor for no consideration (the “Cancellation Program”). For the period from September 26, 2025 through December 31, 2025, the Board accepted the (i) cancellation of 1,150,000 Class I shares held by the Sponsor for no consideration and (ii) a corresponding number of Class I OP Units in the Operating Partnership in connection with the Cancellation Program. For the three months ended March 31, 2026, the Board did not accept any cancellations in connection with the Cancellation Program.

Public Offering Share Purchase Prices

During the Public Offering, which terminated on April 30, 2026, the Board approved an estimated NAV per share for each class of common stock with outstanding shares each 30-day period from December 2024 consistent with the Advisor’s determination. In the Public Offering, each class of common stock was sold at the “transaction price”, which generally equaled the NAV per share of each class of common stock, plus applicable upfront selling commissions and dealer manager fees.

Selling Commissions and Dealer Manager Fees

During the Public Offering, which terminated on April 30, 2026, the dealer manager was entitled to receive selling commissions of 1.5% on Class D shares, 3.0% on Class T shares, and 3.5% on Class S shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class I shares did not incur selling commissions. The dealer manager was also entitled to receive dealer manager fees of 0.5% on Class T shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class D shares, Class I shares, and Class S shares did not incur dealer manager fees. The dealer manager was also entitled to receive a stockholder servicing fee of 0.25%, 0.85%, 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, and Class T shares, respectively. The stockholder servicing fee with respect to Class T shares consisted of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may have been other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. There was no stockholder servicing fee with respect to Class I shares. The Company accrued the full cost of the stockholder servicing fee as an offering cost at the time a Class D, Class S, and Class T share was sold during the Public Offering.

Net Loss Attributable to Company’s Stockholders

The following table provides the amounts attributable to Company’s stockholders:

	Three Months Ended March 31,
	2026	2025
Loss from continuing operations	$(1,814,671)	$(1,883,501)
Loss from discontinued operations	—	(628,998)
Net loss	$(1,814,671)	$(2,512,499)

10.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership

As of March 31, 2026, the Sponsor owned 1,789,649 Class I shares and 25,119 Class IX shares and effectively owned 15.59% of the Company. As of December 31, 2025, the Sponsor owned 1,766,132 Class I shares and 24,787 Class IX shares and effectively owned 14.7% of the Company.

Due from Affiliates

The Due from affiliates balance as of March 31, 2026 primarily included commissions reimbursement receivable of $61,436, marketing fee reimbursement receivable of $19,103 and reimbursable costs of $39,004. Due from affiliates as of December 31, 2025 primarily included commissions reimbursement receivable of $61,436, marketing fee reimbursement receivable of $19,103, and reimbursable costs of $23,391 paid by the Company on behalf of the Datacom JV.

Related-Party Transactions

The following details the amounts incurred by the Company related to the Company’s Advisor (“SWIFA”) and affiliates, including SCD, and the Sponsor, for three months ended March 31, 2026 and 2025; as well as amounts payable as of March 31, 2026 and December 31, 2025:

		Three Months Ended March 31,
		2026	2025
Fees	Entity	Incurred	Incurred
Offering costs	SCD	$—	$1,105,939
Selling commissions, dealer manager, and stockholder servicing fees	SCD	10,675	20,409
Asset management fees	SWIFA	350,509	367,487
Property management fees	SWIFA	12,531	—
Reimbursable operating expenses	SWIFA	143,351	—
Total		$517,066	$1,493,835

March 31, 2026	December 31, 2025

Fees	Entity	Payable	Payable
Offering costs	SCD	$160,341	$681,881
Selling commissions, dealer manager, and stockholder servicing fees	SCD	39,334	32,717
Asset management fees	SWIFA	349,328	549,457
Property management fees	SWIFA	12,531	88,144
Operating expense reimbursement and other payables	SWIFA	192,118	978,015
Total		$753,652	$2,330,214

Organization and Offering Fees

The Company reimbursed the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees, and other organization and offering expenses to exceed 15% of the gross proceeds of each of the Company’s offerings.

There were no organization and offering fees incurred and paid by the Advisor and its affiliates on the Company’s behalf for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company incurred approximately $1,105,939 in offering costs which were paid by the Advisor on the Company’s behalf. The related party payable associated with these costs as of March 31, 2026 and December 31, 2025 are disclosed in the table above in the “Related Party Transactions” section. With respect to the 15% cap on these expenses the Company has accumulated $10,314,332 and $10,203,747 of organization and offering expenses inception to date which represents approximately 6.03% and 5.97% of gross offering proceeds raised as of March 31, 2026 and December 31, 2025, respectively. Offering costs are charged to equity as incurred.

Selling Commissions, Dealer Manager Fees, and Stockholder Servicing Fees

During the Public Offering, which terminated on April 30, 2026, the Company incurred selling commissions, dealer manager fees, and stockholder servicing fees in connection with the sale of certain classes of shares that were payable to SCD. SCD may reallow all or a portion of the dealer manager fee it receives to participating broker-dealers. Selling commissions, dealer manager fees, and stockholder servicing fees were charged to shareholders’ equity as incurred.

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

The management fee may be paid, at the Advisor’s election, in cash, Class I shares, or Class I OP units of the Operating Partnership. To the extent that the Advisor elects to receive any portion of its management fee in Class I shares or Class I OP units of Operating Partnership, the Company may repurchase such Class I shares or Class I OP units of the Operating Partnership from the Advisor at a later date. In the event the Advisor agreement is terminated or its term expires without renewal, the Advisor will be entitled to receive its prorated management fee through the date of termination. The Advisor agreement expires on August 18, 2026, unless further renewed by the Board.

Asset management fees were $350,509 and $367,487 for the three months ended March 31, 2026 and 2025, respectively. On September 24, 2025, the Advisor agreed to waive accrued, unpaid management fees otherwise payable to the Advisor in the amount of $1,439,000 for services provided during the period from September 1, 2024 through August 31, 2025. The Company reclassified this accrued management fee to equity as a deemed contribution. Asset management fees payable, which were included within due to affiliates on the consolidated balance sheets, were $349,328 and $549,457 as of March 31, 2026 and December 31, 2025, respectively.

To further support the Company’s position and enhance the potential amounts available for distribution to stockholders, the Advisor agreed to defer the asset management fees and property management fees (as discussed below) that accrue and would otherwise be payable by the Company to the Advisor and/or its affiliates beginning on April 30, 2026, until such time as determined by the Advisor, in its sole discretion. All or part of such fees will be payable in the sole discretion of our Advisor, as applicable, upon prior notice to the Company. See Note 14, “Subsequent Events,” for more information regarding the deferral of Advisor fees.

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

For the three months ended March 31, 2026, the Company incurred $12,531 in property management fees related to the two data centers. There were no management fees incurred during the three months ended March 31, 2025.

Expense Support Agreement

The Company entered into the Amended and Restated Expense Support Agreement with our Operating Partnership and the Advisor on August 12, 2025 (as amended, the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, the Advisor agreed to defer certain fees and fund certain of our expenses, subject to the terms of the Expense Support Agreement. The Advisor is entitled to reimbursement of fees that it had deferred and expenses that it had paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, the Advisor could incur maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company operations exceed the cumulative distributions to stockholders and unit holders. Organizing and offering costs are not included as expenses subject to the Expense Support Agreement but instead are subject to the terms of the advisory agreement between the Company and Advisor. During the three months ended March 31, 2026 and 2025, the Company did not receive any expense support payments from the Advisor.

Contingent Promissory Note

Effective February 10, 2025, the Company has a non-interest bearing promissory note due from the Advisor, and guaranteed by HMC Capital, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 of recoverable offering costs and operating expenses pursuant to the Expense Support Agreement and the advisory agreement (together, the “Agreements”) of the Company that is not recognized within the four and five-year periods in which such amounts were originally incurred. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 will not be recognized as a receivable on the Company’s consolidated financial statements, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events outside the control of the Company pursuant to the terms of the Agreements.

Performance Participation Allocation

As a special limited partner of the Operating Partnership, the Advisor holds a performance participation interest in the Operating Partnership, entitling the Advisor to receive an allocation of the Operating Partnership’s total return. The annual total return will be allocated solely to the Advisor only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of 12.5% of the annual total return. Total return is defined as all distributions accrued or paid (without duplication) on the OP Units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate Net Asset Value (NAV as defined in the Operating Partnership’s limited partnership agreement) of such units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of OP Units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses).

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

For the three months ended March 31, 2026, there was no performance participation allocation expense recognized by the Company as the required return was not met. For the three months ended March 31, 2025, the Company recognized $165,000 in performance participation allocation expenses.

Operating Expenses and Reimbursements

The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company reimbursed the Advisor for $929,250 and $0 of operating expenses during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company owed $192,118 and $978,015, respectively, to the Advisor in operating expenses and reimbursement obligations.

11.	REVENUES

As of March 31, 2026, the weighted-average remaining current term of the tenant operating leases was approximately 9.4 years. As of March 31, 2026, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for the remaining nine months ended December 31, 2026 and for each of the next four years ending December 31 and thereafter is as follows:

Years ending December 31:
Remainder of 2026	$1,520,673
2027	2,058,427
2028	1,662,610
2029	1,390,634
2030	1,426,924
Thereafter	7,717,909
Total	$15,777,177

See Note 2 for further discussion regarding the Company’s lessor arrangements.

12.	SEGMENT REPORTING

Prior to the Tower Sale in December 2025, the Company had three operating segments which were presented as three reportable segments: cell towers, data centers, and investments in joint ventures. The cell towers and data centers reportable segments are made up of various consolidated subsidiaries of the Company, and the joint ventures segment is currently made up of a 100% owned subsidiary dedicated to identifying and making investments in joint venture entities that own data/communications infrastructure. As of March 31, 2026 and December 31, 2025, the joint venture segment has a single investment in the 51% owned Datacom JV. Following the Tower Sale, the Company has two operating segments.

These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the senior executive committee that includes the president and chief financial officer. The Company’s CODM directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company defines segment operating income (loss) as rental revenues less property operating expenses and general and administrative expenses directly attributable to segment operations. The Company believes that segment operating income (loss) is the performance metric that captures the unique operating characteristics of each segment and serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and the Company’s CODM to measure unlevered property-level operating results and to compare the Company’s operating results to the operating results of other real estate companies and between periods on a consistent basis. The Company’s use of the term segment operating income (loss) may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

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

The following are the segment results for the three months ended March 31, 2026:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$655,334	$—	$655,334
Total revenues	655,334	—	655,334
Expenses:
Property operating expenses	75,084	—	75,084
General and administrative	5,917	385	6,302
Total expenses	81,001	385	81,386
Other income (expense):
Interest expense	(315,935)	—	(315,935)
Equity method loss on investments	—	(1,386,889)	(1,386,889)
Segment operating net loss	$258,398	$(1,387,274)	$(1,128,876)
Depreciation and amortization			(306,253)
General and administrative			(551,796)
Asset management fees			(350,509)
Interest income			312,948
Loss from continuing operations			$(2,024,486)

The following are the segment results for the three months ended March 31, 2025:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$624,533	$—	$624,533
Total revenues	624,533	—	624,533
Expenses:
Property operating expenses	69,597	—	69,597
General and administrative	2,028	—	2,028
Total expenses	71,625	—	71,625
Other income (expense):
Interest expense	(255,833)	—	(255,833)
Equity method loss on investments	—	(1,439,616)	(1,439,616)
Segment operating net loss	$297,075	$(1,439,616)	$(1,142,541)
Depreciation and amortization			(306,253)
General and administrative			(236,271)
Asset management fees			(367,487)
Interest income			1,771
Performance participation allocation			(165,100)
Loss from continuing operations			$(2,215,881)

The operating segments assets held as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Data Center	$33,005,659	$33,175,658
Joint Venture	33,477,314	34,861,734
Other (Corporate)	33,164,330	43,937,706
Total assets	$99,647,303	$111,975,098

13.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation

The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings.

Indemnification

The Company indemnifies the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the stockholders under the Charter. The Company had not recognized any obligation on its consolidated balance sheet with respect to this indemnification arrangement as of March 31, 2026 or December 31, 2025.

14.	SUBSEQUENT EVENTS

Exploration of Strategic Alternatives

On April 28, 2026, the Board authorized the Company to commence a process to explore and evaluate strategic alternatives intended to maximize stockholder value. The Board directed and authorized the Company to engage an independent third-party financial advisor to assist the Board with the strategic alternatives review process. These potential strategic alternatives may include, among other things, a sale of the Company or its assets, a merger or other business combination transaction, recapitalization, an orderly liquidation, or the continuation of the Company’s current business plan, as well as other potential transactions or strategic actions.

The Board has not set a timetable for completion of this process and there can be no assurance that the exploration of strategic alternatives will result in any particular transaction, that any transaction will be approved by the Board or consummated, or as to the terms, timing or benefits of any such transaction, if pursued. The Company does not intend to disclose further developments with respect to this process unless and until the Company determines that further disclosure is appropriate or required by applicable law.

In connection with its review of strategic alternatives, the Board expects to continue to assess the Company’s capital needs, liquidity position, distribution policy and Share Repurchase Program, among other factors, and may from time to time take additional actions that it believes are in the best interests of the Company.

Termination of Public Offering

On April 30, 2026, the Company ceased offering and selling shares of its common stock pursuant to the Public Offering (including the DRP) and filed a Post-Effective Amendment to its Registration Statement to deregister the shares of common stock that remained unsold under the Registration Statement. As of April 30, 2026, the Company had accepted aggregate gross offering proceeds of approximately $31,711,817 in the Public Offering, which includes proceeds from shares issued under the DRP.

Partial Suspension of Repurchase Programs

On April 28, 2026, the Board elected to partially suspend the Company’s Repurchase Programs, effective commencing with repurchase requests that would otherwise have been processed in April 2026, in order preserve the Company’s liquidity to strengthen the Company’s long-term financial prospects in light of recent market volatility and uncertainty. The Company will not accept or process any new or pending repurchase requests under the Repurchase Programs during the suspension period; provided, however, that the Company will continue to process repurchases due to death and qualifying disability in accordance with the terms of the Repurchase Programs. The Repurchase Programs shall remain suspended unless and until such time as the Board approves their reinstatement. The Board will continue to evaluate the Company’s Repurchase Program on a quarterly basis to determine if and when it is in the Company’s and its stockholders’ and its unitholders’ best interests to reinstate the Repurchase Program.

Change in Distributions

In connection with its efforts to implement cash preservation measures as a result of recent market volatility and uncertainty, on April 28, 2026, the Board did not authorize distributions to the Company’s stockholders for the remainder of the second quarter of 2026. The Company will not issue future distributions to its stockholders unless and until such time as the Board declares a distribution.

Deferral of Management Fees

To further support the Company’s position and enhance the potential amounts available for distribution to stockholders, on April 28, 2026, the Advisor agreed to defer all fees that accrue and would otherwise be payable by the Company to the Advisor and/or its affiliates beginning on April 30, 2026, until such time as determined by the Advisor, in its sole discretion. All or part of such fees will be payable in the sole discretion of our Advisor, as applicable, upon prior notice to the Company.

Change in Frequency of NAV Determination

On May 14, 2026, the Board authorized the amendment of the Company’s valuation policy to change the frequency that the Company determines its estimated NAV per share from monthly to quarterly. Therefore, following the announcement of the Company’s March 2026 estimated NAV per share, subsequent NAV per share determinations will be made on a quarterly basis. See Part II, Item 5 “Other Information” for more information on the change to the Company’s valuation policy.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “may,” “will” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance, statements regarding identified but not yet closed acquisitions, and any other statements that are not historical facts. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under Part I Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Annual Report”), and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of March 31, 2026, through wholly-owned subsidiaries of our Operating Partnership, we own 100% of the fee simple interest in two data centers leased to three tenants, as well as a 51% interest, through the Datacom JV, in 150 towers with associated ground leases or easements, two rooftop easements, 231 tenant operating leases and other related assets.

On April 30, 2026, the Company ceased offering and selling shares of its common stock pursuant to the Public Offering (including the DRP) and filed a Post-Effective Amendment to its Registration Statement to deregister the shares of common stock that remained unsold under the Registration Statement. As of April 30, 2026, the Company had accepted aggregate gross offering proceeds of approximately $31,711,817 in the Public Offering, which included proceeds from shares issued under the DRP.

Due to recent volatility in the digital infrastructure market—driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter credit conditions, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests—the Advisor, with the assistance from a financial advisor, internally reviewed the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. Based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity and begin evaluating strategic alternatives for the Company.

To further support the Company’s position and enhance the potential amounts available for distribution to stockholders, the Advisor agreed to defer all fees that accrue and would otherwise be payable by the Company to the Advisor and/or its affiliates beginning on April 30, 2026, until such time as determined by the Advisor, in its sole discretion. All or part of such fees will be payable in the sole discretion of our Advisor, as applicable, upon prior notice to the Company.

On May 14, 2026, the Board authorized the amendment of the Company’s valuation policy to change the frequency that the Company determines its estimated NAV per share from monthly to quarterly. Therefore, following the announcement of the Company’s March 2026 estimated NAV per share, subsequent NAV per share determinations will be made on a quarterly basis.

As the Company initiates its review of strategic alternatives, the Company expects to operate with constrained liquidity and will limit its activities primarily to maintaining existing operations and meeting ongoing obligations.

See Note 14, “Subsequent Events,” for more information regarding the strategic alternatives review, change in distribution policy, partial suspension of the Repurchase Programs, termination of the Public Offering, deferral of Advisor fees and change in frequency of NAV per share determinations.

Current Market Conditions and Related Risks and Opportunities

We are not aware of any additional material trends or uncertainties, favorable or unfavorable, other than the market and liquidity conditions discussed above, broader national economic conditions affecting real estate generally and the matters otherwise referred to in this Quarterly Report, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate related securities. Specifically, the U.S. real estate markets continue to be impacted by the challenging macroeconomic environment, including the uncertainties and disruptions resulting from government policies and regulations, tariffs, higher inflation, geopolitical uncertainty and particularly the effect of the current interest rate environment, as well as actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, and civil unrest and terrorism.

Results of Operations

As of March 31, 2026, the Company’s portfolio represents the two data centers leased to three tenants. The disposition of the Company’s Tower Assets in December 2025 represented a strategic shift in the Company’s business and as such, qualified for discontinued operations presentation. The results of the properties that have been sold for the three months ended March 31, 2025 were reclassified to loss from discontinued operations. These reclassifications had no effect on our reported net income.

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025	Variance
Revenues:
Rental revenues	$655,334	$624,533	$30,801
Total revenues	655,334	624,533	30,801
Expenses:
Property operating expenses	75,084	69,597	5,487
General and administrative	558,098	238,299	319,799
Asset management fees	350,509	367,487	(16,978)
Depreciation and amortization	306,253	306,253	—
Performance participation allocation	—	165,100	(165,100)
Total expenses	1,289,944	1,146,736	143,208
Loss on investment in Datacom JV	(1,386,889)	(1,439,616)	52,727
Interest expense	(315,935)	(255,833)	(60,102)
Interest income	312,948	1,771	311,177
Loss from continuing operations	(2,024,486)	(2,215,881)	191,395
Loss from discontinued operations	—	(739,997)	739,997
Net loss	(2,024,486)	(2,955,878)	931,392
Net loss attributable to non-controlling interests in the Operating Partnership	(209,815)	(443,379)	233,564
Net loss attributable to Company’s stockholders	$(1,814,671)	$(2,512,499)	$697,828

Rental Revenue

For the three months ended March 31, 2026, rental revenues remained generally flat compared to the three months ended March 31, 2025 as both data centers were fully occupied at the beginning of January 2025. The additional income was attributable to the true-up of reimbursement income.

General and Administrative

For three months ended March 31, 2026, general and administrative expenses increased compared to the three months ended March 31, 2025 due to the increase in audit, legal and printing costs, among others, as a result of being registered with the SEC.

Asset Management Fees

For the three months ended March 31, 2026, asset management fees were slightly lower compared to the three months ended March 31, 2025 due to the slight decrease in net asset value. Asset management fees were broadly in line with prior year given there were no material changes in NAV under management.

Performance Participation Allocation

There was no performance participation allocation recognized during the three months ended March 31, 2026 as the total returns did not exceed the hurdle rate for the period.

Loss on Investment in Datacom JV

For the three months ended March 31, 2026, loss on investment in the Datacom JV slightly decreased compared to the three months ended March 31, 2025 due to the increase in interest expense associated with the increase in borrowings and depreciation expense which was partially offset by the increase in rental revenue. The increase in rental revenue was attributable to the asset acquisitions.

Interest Expense

For the three months ended March 31, 2026, interest expense slightly increased compared to the three months ended March 31, 2025 due to the increase in borrowings partially offset by the decrease in SOFR interest rate. The increase in borrowings amounting to $1,690,795 was attributable to the portion related to the Tower Assets sold, which was retained in December 2025 due to an adequate asset base supporting borrowing capacity.

Interest Income

For the three months ended March 31, 2026, interest income increased compared to the three months ended March 31, 2025 due to the increase in average cash balance which was attributable to the proceeds from the Tower Sale.

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

The Company prepares its valuations in accordance with the procedure described in the “Net Asset Value Calculations and Valuation Procedures” in Exhibit 99.1 of this Quarterly Report. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

On May 14, 2026, the Board authorized the amendment of the Company’s valuation policy to change the frequency that the Company determines its estimated NAV per share from monthly to quarterly. Therefore, following the announcement of the Company’s March 2026 estimated NAV per share, subsequent NAV per share determinations will be made on a quarterly basis. See Part II, Item 5 “Other Information” for more information on the change to the Company’s valuation policy.

March 31, 2026 NAV Per Share

The total NAV presented in the following tables includes the NAV of the holders of the Company’s Class A shares (not offered in the Public Offering (as defined below)), Class AX shares (not offered in the Public Offering), Class I shares and Class IX shares (not offered in the Public Offering), Class T shares, as well as partnership interests of the Operating Partnership held by parties other than the Company. As of March 31, 2026, no Class D shares or Class S shares were outstanding. The following table provides a breakdown of the major components of the Company’s total NAV as of March 31, 2026:

Components of NAV
Investments in properties	$37,886,405
Investment in Datacom JV	49,814,055
Cash and cash equivalents	31,123,038
Due from affiliate	119,767
Tenant and other receivables	503,898
Prepaid and other assets, net	2,662,496
Redemptions payable	(1,954,413)
Accounts payable and accrued liabilities	(965,548)
Due to affiliates	(717,591)
Distributions payable	(349,957)
Loan payable	(18,340,795)
Interest expense payable	(107,567)
Unamortized expense support repayment/O&O(1)	14,139,847
Net asset value	$113,813,635
(1)	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the expense support agreement and advisory agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four- to-five-year period as a reduction of the outstanding unamortized balance. As of March 31, 2026, the unamortized expense support repayment balance was $14,139,847, with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note, or the Promissory Note, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five- year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital Limited ABN 94 138 990 593 executed a Limited Guarantee to guarantee our Advisor’s obligations under the Promissory Note.

The following table provides a breakdown of the Company’s total NAV and NAV per share/unit by class as of March 31, 2026:

						Class P	Class PX
	Class A	Class AX	Class I	Class IX	Class T	Units(1)	Units(1)	Total(2)
Net Asset Value	$41,842,350	$13,148,944	$32,299,885	$13,181,309	$685,955	$10,886,406	$1,768,786	$113,813,635
Number of outstanding shares	4,287,646	1,349,415	3,299,870	1,351,915	69,793	1,105,927	179,737	11,644,303
NAV/Share	$9.7588	$9.7442	$9.7882	$9.7501	$9.8285	$9.8437	$9.8409	$9.7742
(1)	Includes the partnership interests of the Operating Partnership held by parties other than the Company.
(2)	As noted above, Class A shares, Class AX shares and Class IX shares were not offered in the Public Offering. Such shares were offered in the Company’s private offering, which terminated prior to the commencement of the Public Offering.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations, based on property types:

		Exit
	Discount	Capitalization
Property Type	Rate	Rate
Investment in Datacom JV	6.59%	4.25%
Data Centers	7.25%	6.25%

These assumptions are determined by our Advisor and reviewed for reasonableness by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

				Data Centers
	Hypothetical		Investment in	Investment
Input	Change		Datacom JV	Values
Discount Rate	0.25% decrease	%	2.04%	1.89%
Discount Rate	0.25% increase	%	(1.99)%	(1.85)%
Exit Capitalization Rate	0.25% decrease	%	4.35%	2.51%
Exit Capitalization Rate	0.25% increase	%	(3.86)%	(2.31)%

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets as of March 31, 2026:

March 31, 2026
Total equity	$76,608,934
Adjustments:
Unrealized appreciation of investments in real estate and Datacom JV	20,340,648
Accumulated depreciation and amortization	3,171,217
Straight line rent receivable	(483,072)
Accrued stockholder servicing fees	36,061
Accrued expense support repayment	14,139,847
NAV	$113,813,635

The following details the adjustments to reconcile the Company’s total GAAP equity to our NAV:

●	We depreciate our investments in properties and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization are not recorded for purposes of calculating our NAV.

●	Our investments in properties are presented at their depreciated cost basis in our consolidated GAAP financial statements. Our investment in Datacom JV is accounted for under the equity method of accounting. As such, any increases or decreases in the fair market value of our investments in real estate as well as our investment in Datacom JV are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and Datacom JV are recorded at fair value.

●	Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class T shares, Class S shares and Class D shares. Under GAAP, we accrue (i) the full amount, up to the applicable 8.75% fee limitation, for Class T shares, Class S shares and Class D shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class T shares, Class S shares and Class D shares as an offering cost at the time we sell the applicable share. Refer to Note 9, “Equity,” to our consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly basis when such fees are paid.

●	We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

Liquidity and Capital Resources

As of March 31, 2026, our current total liquidity is $31,123,038, representing cash and cash equivalents. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources. Historically, we have generated capital through the issuances of our common stock and OP Units and by borrowing monies. The Public Offering terminated on April 30, 2026.

Due to recent volatility in the digital infrastructure market—driven by uncertainty surrounding technology and AI companies, including uncertainty regarding their anticipated capital expenditure plans, tighter conditions in the credit markets, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests—the Advisor, with the assistance from a financial advisor, internally reviewed the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. The Board assessed the internal review conducted by the Advisor and then determined to take several immediate actions to preserve liquidity while the Company assesses strategic alternatives, including but not limited to, (i) discontinuing the Public Offering (including DRP), (ii) not authorizing additional stockholder distributions beyond April 2026, (iii) partially suspending the Repurchase Programs, and (iv) reducing the frequency of NAV determinations, as outlined in Note 14, “Subsequent Events” to these consolidated financial statements.  As also discussed in Note 14, “Subsequent Events”, the Advisor agreed to defer all fees that accrue and would otherwise be payable by the Company to the Advisor and/or its affiliates beginning on April 30, 2026, until such time as determined by the Advisor, in its sole discretion.

There is no further borrowing capacity on Sunflower Secured Credit Facility; therefore, depending on the outcome of the strategic review, we may decide to obtain other lines of credit for various purposes. Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses and continuing debt service obligations. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates.

For three months ended March 31, 2026 and 2025, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. Proceeds from our offerings have been used to fund the payment of distributions declared and distributed for the three months ended March 31, 2026 and 2025 as follows:

	Three Months Ended March 31,
	2026	2025
Distributions declared:
Paid or payable in cash	$1,038,210	$1,142,704
Reinvested in shares or units (DRP)	559,609	466,718
Total declared and distributed	$1,597,819	$1,609,422
Source of funds for distributions:
Offering proceeds	$1,038,210	$1,142,704
Issuance of new shares of units (DRP)	559,609	466,718
Total sources for distributions	$1,597,819	$1,609,422

Contractual Obligations

The following table summarizes current and long-term material cash requirements as of March 31, 2026:

		Less than
	Total	1 Year	1 – 2 Years	3 – 5 Years
Indebtedness	$18,340,795	$611,360	$17,729,435	$—
Interest payments(1)	2,159,442	882,325	1,277,117	—
Total	$20,500,237	$1,493,685	$19,006,552	$—
(1)	Interest payments for variable rate debt obligation are estimated using the most recent variable interest rate in effect to date.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Net Change
Net cash used in (provided by) operating activities	$(3,519,168)	$162,068	$(3,681,236)
Net cash used in investing activities	—	(2,192,316)	2,192,316
Net cash (used in) provided by financing activities	(7,402,098)	4,114,854	(11,516,952)

Operating Activities

For the three months ended March 31, 2026 and 2025, cash flows used by operating activities were primarily related to the payments of general and administrative expenses, reimbursement of expenses paid by the Advisor and its affiliates, and interest payments on our outstanding indebtedness. The increase in cash used in operating activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by a repayment of performance participation allocation payable to the Advisor as well as repayment of amounts due to affiliates during the three months ended March 31, 2026. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

For three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the decrease in net cash used in investing activities was primarily due to a $2.2 million decrease in cash paid to acquire real estate investments and fund preacquisition development costs.

Financing Activities

For three months ended March 31, 2026, as compared to three months ended March 31, 2025, the decrease in net cash provided by financing activities was primarily due to a decrease of $2.9 million in proceeds from the issuance of common stock and OP units and an increase of $3.2 million in redemptions of common stock and OP units. Additionally, there was a decrease of $5.5 million in borrowings from Sunflower Secured Credit Facility.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. No modifications have been made during the three months ended March 31, 2026 to these estimates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

The following risk factors amend and supplement the risk factors set forth in our Annual Report for the year ended December 31, 2025:

Our Public Offering, including DRP, has been suspended and is no longer a source of capital.

In connection with the Board’s determination in April 2026 to review strategic alternatives, we terminated the public offering of our shares (the “Public Offering”) and our distribution reinvestment plan (“DRP”). As a result, the Public Offering and DRP will no longer be sources of capital. The termination of the Public Offering and DRP eliminates a key source of equity capital that we have historically used, or expected to use, to fund investment opportunities, capital expenditures, operating shortfalls and share repurchases. If the review of strategic alternatives does not result in a transaction or event, and we continue with our existing business model and are unable to replace this capital with other sources on favorable terms or at all, our ability to execute our business strategy and to respond to changing market conditions may be adversely affected, which could negatively impact our financial condition, results of operations, liquidity and the value of your investment.

Our Repurchase Programs have been partially suspended and may be terminated in our Board’s sole discretion.

In connection with the Board’s determination in April 2026 to review strategic alternatives, we partially suspended our share and unit repurchase programs (the “Repurchase Programs”) to permit repurchases only for holders eligible under the death and qualifying disability provisions, and then only subject to the limitations of the Repurchase Programs, including funding and volume limits. As a result, other stockholders are currently unable to have their shares or units repurchased, and we may in the future further limit, suspend or terminate the Repurchase Programs in our Board’s sole discretion.

There can be no assurance as to when, or if, the partial suspension will be lifted, particularly if the review of strategic alternatives does not result in a transaction or event that provides liquidity to stockholders. Because there is no public trading market for our shares and the Repurchase Programs are currently available only on a limited basis, stockholders should not expect to be able to sell their shares promptly or at a desired price.

The outcome of the review of strategic alternatives is uncertain and may not result in a transaction or event that provides liquidity or enhances stockholder value.

In April 2026, our Board decided to begin a review of strategic alternatives, which may include, among other things, a sale of the Company, a sale of substantially all of our assets, a merger or other business combination, or a continued stand-alone strategy. There is no assurance as to how long this review will take or what its outcome will be, including whether any transaction or event will occur or, if it does occur, whether it will be at a price or on terms that are attractive to stockholders.

The outcome of any potential transaction or event will depend on a number of factors, many of which are outside of our control, including market conditions, the performance and perceived value of our assets, the availability and cost of capital, the appetite of potential counterparties and regulatory considerations. The process of reviewing strategic alternatives may be time-consuming, distracting and disruptive to our business operations, and may divert the attention of our Advisor and its affiliates from day-to-day operations and long-term planning.

In addition, because the review of strategic alternatives may result in a sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations may limit the ability of our Advisor and its affiliates to retain or hire qualified personnel, and may impact our ability to attract or retain tenants at our assets on favorable terms. Our Board may ultimately conclude that it is in the best interests of the Company and our stockholders to continue with our existing business plan and not pursue a transaction or event that would provide stockholders with liquidity. Any of these outcomes could adversely affect our operations, financial condition, results of operations and the value of your investment.

We have very limited access to capital, which may adversely affect our ability to execute our strategy and preserve liquidity.

We currently have no further borrowing capacity under the Sunflower Secured Credit Facility. As a result, our ability to access additional capital under this facility is fully constrained. Depending on the outcome of our ongoing review of strategic alternatives and our future capital needs, we may seek to obtain additional sources of financing for various purposes, including funding working capital, maintaining or improving our properties and other investments, refinancing existing indebtedness, satisfying repurchase requests, and funding potential asset sales or acquisitions.

Potential future sources of capital may include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and other assets, and undistributed cash flow. However, we have not identified any additional sources of financing at this time, and there is no assurance that such sources of financing will be available to us on favorable terms or at all. Our ability to obtain additional financing is subject to a number of factors, many of which are beyond our control, including conditions in the credit and real estate capital markets, the performance and appraised values of our investments, our leverage levels, our operating results, the interest rate environment, the progress and outcome of our strategic review, and lender and investor perceptions of our creditworthiness and prospects.

If we are unable to obtain additional financing when needed and on acceptable terms, we may be required to further limit or delay our strategic initiatives, curtail or delay capital expenditures and investment activities, further reduce or suspend distributions, further limit share repurchases, or sell assets, potentially at times or prices that are unfavorable or that adversely impact our portfolio and long-term strategy. We may also be unable to refinance existing indebtedness at maturity, which could lead to defaults, foreclosure on our investments or other adverse consequences. In addition, there can be no assurance that our ongoing review of strategic alternatives will result in any transaction or other outcome that improves our liquidity position, enhances stockholder value or provides an exit opportunity for stockholders within a desired timeframe. Any of these events could adversely affect our liquidity, our ability to execute our strategy, our financial condition and results of operations, our ability to maintain our qualification as a REIT, and the value of your investment.

Our recent liquidity preservation measures, including the termination of the Public Offering and limitations on distributions and repurchases, may adversely affect our business, our ability to raise capital in the future and the value of your investment.

In light of recent volatility in the digital infrastructure market and broader capital markets, as well as increased repurchase requests and a challenging fundraising environment in the retail investor channel, our Board took several actions intended to preserve liquidity while we assess strategic alternatives. These actions include discontinuing the Public Offering (including the DRP), determining not to authorize additional stockholder distributions beyond April 2026, partially suspending the Repurchase Programs to limit repurchases to death and qualifying disability requests, and reducing the frequency of our NAV determinations, as described in Note 14, “Subsequent Events,” to our consolidated financial statements.

These liquidity preservation measures may have a number of adverse consequences, including, among others:

●	making our shares less attractive to new or existing investors (if we recommence raising capital);
●	increasing the perceived illiquidity and risk of our shares;
●	reducing transparency into the value of our shares as a result of less frequent NAV determinations; and
●	negatively impacting investor confidence in our long-term strategy and prospects.

There can be no assurance that these measures will be sufficient to preserve our liquidity or that they will not need to be expanded or extended. The combination of our limited access to external capital, the termination of the Public Offering and DRP, the limitations on share repurchases and our decision not to authorize additional distributions beyond April 2026 may adversely affect our ability to raise capital in the future, manage our leverage, respond to market opportunities and maintain stockholder support, any of which could negatively impact our financial condition, results of operations and the value of your investment.

The agreement by our Advisor and its affiliates to defer fees is discretionary and may create future liquidity pressures and potential conflicts of interest.

As discussed in Note 14, “Subsequent Events,” to our consolidated financial statements, our Advisor agreed to defer all fees that accrue and would otherwise be payable by us to the Advisor and/or its affiliates beginning on April 30, 2026, until such time as determined by the Advisor, in its sole discretion. While this fee deferral arrangement supports our near-term liquidity, it is discretionary on the part of the Advisor and may be modified, terminated or reinstated at any time, subject to the terms of our agreements.

The accrual of deferred fees increases our future obligations and may create additional liquidity pressures at the time such fees become payable. In addition, the Advisor’s right to determine when deferred fees become payable, in its sole discretion, could give rise to potential conflicts of interest between the Advisor and our stockholders, including with respect to the timing and structure of any strategic transaction, the timing of asset sales, and decisions regarding distributions and capital allocation. If we are unable to satisfy these deferred obligations when they become due, our relationship with the Advisor could be adversely affected, which could negatively impact the management of our portfolio and our operations. Any of these consequences could adversely affect our liquidity, results of operations and the value of your investment.

Growing power constraints, environmental regulation and community opposition may limit our ability to develop or expand data centers and increase our costs.

Our investments are concentrated in digital infrastructure and data center assets that require significant and reliable access to electrical power and other utilities. In many markets, data centers have come under increased scrutiny from regulators, utility providers and local communities due to their power usage, environmental footprint and perceived impact on local infrastructure and resources (including water usage and strain on electrical grids). In some jurisdictions, regulators, utilities or local authorities have delayed, restricted or imposed new conditions on data center development, expansion or power allocations, and similar actions could occur in the markets where our properties are located or where we may seek to invest in the future.

If power or other utility capacity is not available on a timely basis, on reasonable terms, or at the densities required by our existing or prospective tenants, we may be unable to lease or re-lease space, expand existing facilities, or develop new projects at anticipated returns. In addition, changes in laws, regulations or policies related to energy usage, greenhouse gas emissions, water use, noise, land use, building codes or environmental impact, as well as the imposition of new taxes, fees, penalties or reporting obligations, could require us to incur significant capital expenditures or operating costs to comply or to maintain the competitiveness of our properties. Community opposition, litigation or permitting delays could also slow or prevent developments, expansions, or upgrades.

Any limitations on power availability, increased regulatory or community opposition, or additional compliance costs could adversely affect our ability to attract and retain tenants, reduce our rental rates or occupancy, delay or cancel projects, and negatively impact our cash flows, the value of our properties and the value of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company during the three months ended March 31, 2026.

Use of Proceeds

From inception through March 31, 2026, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering, the OP Unit Offering, and the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,984,298	Actual
Other organization and offering costs	8,330,034	Actual
Total	$10,314,332

As of March 31, 2026, the net offering proceeds to us from our Private Offering, the OP Unit Offering, and the Public Offering, including proceeds from dividend reinvestment plan and after deducting the total expenses incurred as described above, were approximately $166,737,665.

Distributions

We elected to be taxed as a real estate investment trust, or REIT, under the Code, commencing with the taxable year ended December 31, 2021, and expects to qualify as a REIT under the Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

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

The Board authorized, and the Company declared, distributions for the period from January 1, 2026 through March 31, 2026 in an amount equal to $0.001479452 per day (or approximately $0.54 on an annual basis) per each share of common stock, less, for holders of certain classes of shares, class-specific stockholder servicing fees that are deducted from the gross distributions for each share class. The distributions were payable monthly in arrears to stockholders of record at the close of business each day during the prior month. Distributions that are reinvested in shares of our common stock will have a trade date based on month-end date.

In general, in lieu of receiving cash distributions that are authorized by our Board, distributions to holders of Class AX shares, Class DX shares and Class IX shares are deemed distributed and then invested in additional shares of the same class at the applicable transaction price per share, net of any selling commissions associated with the applicable share class.

For the three months ended March 31, 2026 and 2025, the Company has declared distributions of $1,597,819 and $1,609,422, respectively, of which $349,957 and $554,746, respectively, was unpaid as of the respective reporting dates and has been recorded as “Distributions payable” on the accompanying consolidated balance sheets. All of the unpaid distributions as of March 31, 2026 and 2025 were paid during April 2026 and 2025, respectively.

The following table provides information regarding distributions we declared for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Distributions
Payable in cash	$1,038,210	$1,142,704
Reinvested in shares	559,609	466,718
Total distributions	$1,597,819	$1,609,422

On April 28, 2026, the Board did not authorize distributions to the Company’s stockholders for the remainder of the second quarter of 2026. The Company will pay previously authorized and declared distributions for the month of April 2026 in May 2026. All such distributions will be paid in cash. The Company will not issue future distributions to its stockholders unless and until such time as the Board declares a distribution. The Board will continue to assess its distribution policy on a quarterly basis taking into consideration market conditions, the Company’s operations and future capital needs, among other things, to determine if and when it is in the Company’s and its stockholders’ best interests to reinstate quarterly distributions to its stockholders. See Note 14, “Subsequent Events,” for more information.

Distribution Reinvestment Plan

During the Public Offering, which terminated on April 30, 2026, the Company provided an offering up to $75 million in shares pursuant to the Company’s Distribution Reinvestment Plan (“DRP”) at the then current NAV per share amount. The Company reserved the right to reallocate the shares the Company was offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. There were no selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares was reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. For the three months ended March 31, 2026, $559,609 in distributions were reinvested pursuant to the Company’s DRP.

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

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests. Material modifications, including any amendment to the monthly or quarterly limitations on repurchases, and suspensions of the share repurchase program will be promptly disclosed to stockholders via their financial representatives. In addition, the Company may determine to suspend the share repurchase program due to regulatory changes, changes in law or if it becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased. The Board must affirmatively authorize the recommencement of the program when it is suspended before stockholder requests will be considered again.

During the three months ended March 31, 2026, the Company repurchased the following shares of common stock under the share repurchase program.

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
January 2026	1,594,363	179,727	$10.1297	1.7%
February 2026	1,486,325	178,345	$10.0423	1.7%
March 2026	1,501,047	175,634	$9.8881	1.7%
(1)

Represents aggregate NAV of the shares repurchased under our share repurchase program over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month end.

(2)

Repurchases are limited as described above. The 1.67% monthly NAV limit was reached. As of March 31, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $13,105,758 worth of shares of common stock based on the February 2026 NAV.

The Operating Partnership’s repurchase program with respect to Class P OP Units and Class PX OP Units (the “OP Unit repurchase program”) is a separate repurchase program from our share repurchase program; however, the terms of the OP Unit repurchase program generally mirror the terms of our share repurchase program, and it has the same limitations described above based on the Operating Partnership’s aggregate NAV. Pursuant to the OP Unit repurchase program, to the extent we, on behalf of the Operating Partnership, choose to repurchase OP Units in any particular month, we will only repurchase OP Units as of the opening of the last calendar day of that month (each such date, an “OP Unit Repurchase Date”). Repurchases will be made at the transaction price in effect on the OP Unit Repurchase Date, except that OP Units that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “OP Unit Early Repurchase Deduction”) of such OP Units. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The OP Unit Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder.

During the three months ended March 31, 2026, the Company repurchased the following OP Units:

		Total Number of		Approximate Dollar
		OP Units Purchased as		Value of OP Units
	Total Number of	Part of Publicly		Available that may yet
	OP Units Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per OP Unit (1)	Percentage of NAV (2)
January 2026	188,750	22,404	$10.1955	1.7%
February 2026	177,432	22,178	$10.1129	1.7%
March 2026	159,734	21,820	$9.9637	1.7%
(1)	Represents aggregate NAV of the units repurchased under the repurchase program over aggregate NAV of all units outstanding, in each case, based on the NAV as of the last calendar day of the prior month end.
(2)	Repurchases are limited as described above. The 1.67% monthly NAV limit was reached. As of March 31, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $1,374,129 worth of OP Units based on the February 2026 NAV.

On April 28, 2026, the Board elected to partially suspend the Company’s Repurchase Programs, effective commencing with repurchase requests that would otherwise have been processed in April 2026, in order preserve the Company’s liquidity to strengthen the Company’s long-term financial prospects in light of recent market volatility and uncertainty. The Company will not accept or process any new or pending repurchase requests under the Repurchase Programs during the suspension period; provided, however, that the Company will continue to process repurchases due to death and qualifying disability in accordance with the terms of the Repurchase Programs. The Repurchase Programs shall remain suspended unless and until such time as the Board approves their reinstatement. The Board will continue to evaluate the Company’s Repurchase Program on a quarterly basis to determine if and when it is in the Company’s and its stockholders’ and its unitholders’ best interests to reinstate the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Amendment to Valuation Policy; Transition from Monthly to Quarterly NAV

On May 14, 2026, the Board approved an Amended and Restated Valuation Policy (the “Amended and Restated Valuation Policy”). The Amended and Restated Valuation Policy changes the frequency with which the Company determines and publishes NAV per share from monthly to quarterly. The Company’s NAV per share as of March 31, 2026, which was previously disclosed by the Company, will be the final NAV per share determined on a monthly basis. Beginning with the quarter ending June 30, 2026, NAV per share will be determined as of the last calendar day of each fiscal quarter (each, a “Valuation Date”) and at such additional times as the Board may determine to be necessary or appropriate. The Board may, from time to time, modify the specific date within each quarter on which the NAV per share is determined if the Board determines that such modification is in the best interests of the Company and its stockholders.

The change in valuation cadence established by the Amended and Restated Valuation Policy will reduce operating expenses borne by the Company and its stockholders especially in light of the termination of the Public Offering. The recurring costs associated with monthly valuations, including fees payable to the Company’s independent valuation advisor and other service providers, are expected to decrease by transitioning to a quarterly reporting cycle.

The Company will publicly disclose its NAV per share as of each Valuation Date by means of a Current Report on Form 8-K and on the Company’s website at https://www.digitalinfrastructurereit.com. We are not incorporating our website or any information from the website into this Quarterly Report on Form 10-Q.

Future distributions declared by the Board and any approved repurchases under the currently suspended Repurchase Programs will be based on the NAV per share determined as of the most recent Valuation Date.

The foregoing description of the Amended and Restated Valuation Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Valuation Policy, a copy of which is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Amended and Restated Valuation Guidelines
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

StratCap Digital Infrastructure REIT, Inc.

Date:	May 15, 2026	By:	/s/ James Condon
James Condon
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 15, 2026	By:	/s/ Michael Weidner
Michael Weidner
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)