Form 10-Q
period 2026-06-30
StratCap Digital Infrastructure REIT, Inc.
filed 2026-08-14
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had the following shares outstanding: 4,287,191 outstanding shares of Class A common stock, 1,345,067 outstanding shares of Class AX common stock, 3,305,288 outstanding shares of Class I common stock, 1,351,915 outstanding shares of Class IX common stock, and 69,793 outstanding shares of Class T common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investments in properties, net	$25,865,957	$26,269,316
Investment in Datacom JV	32,070,353	34,861,734
Cash and cash equivalents	27,565,541	42,044,304
Tenant and other receivables	784,637	752,865
Prepaid and other assets, net	2,574,308	2,609,890
Due from affiliates	134,467	104,154
Intangible assets, net	5,040,157	5,332,835
Total assets	$94,035,420	$111,975,098
Liabilities and Equity
Loan payable	$18,096,251	$18,340,795
Accounts payable and accrued liabilities	914,185	1,523,344
Interest expense payable	16,871	28,818
Redemptions payable	—	2,081,338
Distributions payable	—	364,209
Due to affiliates	797,847	2,330,214
Performance participation allocation payable to affiliate	—	948,118
Deferred rental revenue	—	89,927
Intangible lease liabilities, net	503,500	629,374
Total liabilities	20,328,654	26,336,137
Commitments and contingencies (Note 13)
Equity
Common stock – Class A shares, $0.01 par value per share, 6,000,000 and 100,000,000 shares authorized, 4,287,191 and 4,446,233 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$42,872	$44,462
Common stock – Class AX shares, $0.01 par value per share, 3,000,000 and 100,000,000 shares authorized, 1,345,067 and 1,387,403 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	13,451	13,875
Common stock – Class D shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 3,305,288 and 3,428,604 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	32,999	34,286
Common stock – Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,351,915 and 1,507,140 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	13,519	15,071
Common stock – Class S shares, $0.01 par value per share, 94,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class T shares, $0.01 par value per share, 97,000,000 shares authorized, 69,793 and 58,102 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	698	581
Additional paid-in-capital	108,995,734	113,785,361
Accumulated deficit and cumulative distributions	(40,429,313)	(34,627,996)
Total stockholders’ equity	68,669,960	79,265,640
Non-controlling interests in the Operating Partnership	5,036,806	6,373,321
Total equity	73,706,766	85,638,961
Total liabilities and equity	$94,035,420	$111,975,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenues	$655,921	$624,496	$1,311,255	$1,249,029
Total revenues	655,921	624,496	1,311,255	1,249,029
Expenses:
Property operating expenses	96,490	55,468	171,574	125,065
General and administrative	866,071	1,153,629	1,424,169	1,391,928
Asset management fees	335,833	365,855	686,342	733,342
Depreciation and amortization	306,253	306,253	612,506	612,506
Performance participation allocation	—	—	—	165,100
Total expenses	1,604,647	1,881,205	2,894,591	3,027,941
Loss on investment in Datacom JV	(1,404,492)	(933,030)	(2,791,381)	(2,372,646)
Interest expense	(314,980)	(388,705)	(630,915)	(644,538)
Interest income	206,711	1,779	519,659	3,550
Gain on sale of easement	110,172	—	110,172	—
Loss from continuing operations	(2,351,315)	(2,576,665)	(4,375,801)	(4,792,546)
Loss from discontinued operations	—	(771,000)	—	(1,510,997)
Net loss	(2,351,315)	(3,347,665)	(4,375,801)	(6,303,543)
Net loss attributable to non-controlling interests in the Operating Partnership	(245,654)	(511,744)	(455,469)	(955,123)
Net loss attributable to Company’s stockholders	$(2,105,661)	$(2,835,921)	$(3,920,332)	$(5,348,420)

Basic and diluted earnings per share:
Loss from continuing operations attributable to Company’s stockholders	$(0.20)	$(0.22)	$(0.37)	$(0.40)
Loss from discontinued operations attributable to Company’s stockholders	—	(0.06)	—	(0.13)
Loss per share attributable to Company's stockholders	$(0.20)	$(0.28)	$(0.37)	$(0.53)
Basic and diluted weighted average shares outstanding	10,362,308	10,141,515	10,516,973	10,141,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

For the three months ended June 30, 2026

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Stockholders’	Class P	Class PX	Total Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Common Units	Common Units	Units ($)	Equity ($)
Balance at March 31, 2026	4,287,646	1,349,415	3,299,870	1,351,915	69,793	$103,586	$109,028,743	$(37,863,616)	$71,268,713	1,105,927	179,737	$5,340,221	$76,608,934
Offering costs	—	—	—	—	—	—	4	—	4	—	—	—	4
Dividends and distributions declared ($0.04 per share/unit)	—	—	—	—	—	—	—	(460,036)	(460,036)	—	—	(57,761)	(517,797)
Redemptions of common shares and common units	(455)	(4,348)	—	—	—	(47)	(46,763)	—	(46,810)	—	—	—	(46,810)
Stock-based compensation expense	—	—	5,418	—	—	—	13,750	—	13,750	—	—	—	13,750
Net loss	—	—	—	—	—	—	—	(2,105,661)	(2,105,661)	—	—	(245,654)	(2,351,315)
Balance at June 30, 2026	4,287,191	1,345,067	3,305,288	1,351,915	69,793	$103,539	$108,995,734	$(40,429,313)	$68,669,960	1,105,927	179,737	$5,036,806	$73,706,766

For the six months ended June 30, 2026

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Stockholders’	Class P	Class PX	Total Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Common Units	Common Units	Units ($)	Equity ($)
Balance at December 31, 2025	4,446,233	1,387,403	3,428,604	1,507,140	58,102	$108,275	$113,785,361	$(34,627,996)	$79,265,640	1,172,064	177,652	$6,373,321	$85,638,961
Common shares issued	—	—	—	—	11,443	114	119,886	—	120,000	—	—	—	120,000
Offering costs	—	—	—	—	—	—	(110,583)	—	(110,583)	—	—	—	(110,583)
Dividends and distributions declared ($0.18 per share/unit)	—	—	—	—	—	—	—	(1,880,985)	(1,880,985)	—	—	(234,631)	(2,115,616)
Distribution reinvestment	—	15,301	24,652	13,285	248	535	535,377	—	535,912	—	2,350	23,697	559,609
Redemptions of common shares and common units	(159,042)	(57,637)	(173,627)	(148,203)	—	(5,384)	(5,389,687)	—	(5,395,071)	(66,137)	(265)	(670,112)	(6,065,183)
Exchange of common shares and common units	—	—	20,241	(20,307)	—	(1)	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,418	—	—	—	55,379	—	55,379	—	—	—	55,379
Net loss	—	—	—	—	—	—	—	(3,920,332)	(3,920,332)	—	—	(455,469)	(4,375,801)
Balance at June 30, 2026	4,287,191	1,345,067	3,305,288	1,351,915	69,793	$103,539	$108,995,734	$(40,429,313)	$68,669,960	1,105,927	179,737	$5,036,806	$73,706,766

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

For the three months ended June 30, 2025

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
Balance at March 31, 2025	4,901,480	1,440,962	1,745,553	1,900,100	—	$99,885	$95,761,929	$(32,524,981)	$63,336,833	1,720,540	208,806	$12,846,936	$76,183,769
Common shares issued	—	—	518,378	—	9,443	5,278	5,564,463	—	5,569,741	—	—	—	5,569,741
Offering costs	—	—	—	—	—	—	(3,622,412)	—	(3,622,412)	—	—	(14)	(3,622,426)
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	—	(1,368,903)	(1,368,903)	—	—	(256,932)	(1,625,835)
Distribution reinvestment	—	24,918	3,025	31,333	—	585	608,294	—	608,879	—	3,267	33,673	642,552
Redemptions of common shares and common units	(191,486)	(16,829)	(98,498)	(192,950)	—	(5,139)	(5,114,338)	—	(5,119,477)	(54,511)	(28,220)	(852,249)	(5,971,726)
Stock-based compensation expense	—	—	—	—	—	—	64,086	—	64,086	—	—	—	64,086
Net loss	—	—	—	—	—	—	—	(2,835,921)	(2,835,921)	—	—	(511,744)	(3,347,665)
Balance at June 30, 2025	4,709,994	1,449,051	2,168,458	1,738,483	9,443	$100,609	$93,262,022	$(36,729,805)	$56,632,826	1,666,029	183,853	$11,259,670	$67,892,496

For the six months ended June 30, 2025

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
Balance at December 31, 2024	4,990,586	1,423,800	1,828,031	1,934,499	—	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505
Common shares issued	114,471	1,416	527,370	26,526	9,443	6,792	7,118,741	—	7,125,533	—	—	—	7,125,533
Common units issued	—	—	—	—	—	—	—	—	—	129,854	—	1,352,500	1,352,500
Offering costs	—	—	—	—	—	—	(3,622,412)	—	(3,622,412)	—	—	(26,778)	(3,649,190)
Dividends and distributions declared ($0.27 per share/unit)	—	—	—	—	—	—	—	(2,721,374)	(2,721,374)	—	—	(513,883)	(3,235,257)
Distribution reinvestment	—	43,425	3,025	55,812	—	1,017	1,049,492	—	1,050,509	—	5,700	58,761	1,109,270
Redemptions of common shares and common units	(395,063)	(19,590)	(189,968)	(278,354)	—	(8,972)	(9,056,160)	—	(9,065,132)	(59,511)	(28,220)	(904,276)	(9,969,408)
Stock-based compensation expense	—	—	—	—	—	—	64,086	—	64,086	—	—	—	64,086
Net loss	—	—	—	—	—	—	—	(5,348,420)	(5,348,420)	—	—	(955,123)	(6,303,543)
Balance at June 30, 2025	4,709,994	1,449,051	2,168,458	1,738,483	9,443	$100,609	$93,262,022	$(36,729,805)	$56,632,826	1,666,029	183,853	$11,259,670	$67,892,496

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows Used in Operating Activities:
Net loss	$(4,375,801)	$(6,303,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investments in Datacom JV	2,791,381	2,372,646
Depreciation and amortization	612,506	2,104,680
Gain on sale of easement	(110,172)	—
Asset retirement obligation - accretion expense	—	48,388
Amortization of deferred financing costs	31,914	43,387
Straight-line rental income	(55,406)	(99,653)
Non-cash lease expense	—	89,236
Above market lease amortization	31,422	31,422
Below market lease amortization	(125,874)	(125,875)
Stock-based compensation expense	55,379	64,086
Changes in operating assets and liabilities:
Tenant and other receivables	(96,366)	(21,176)
Due from affiliates	(30,313)	34,962
Prepaid and other assets - net	3,668	(3,300)
Accounts payable and accrued liabilities	(374,650)	301,218
Deferred rental revenue	(89,927)	124,483
Due to affiliates	(1,325,012)	1,009,990
Lease liabilities - net	—	(72,806)
Interest expense payable	(11,947)	(14,993)
Performance participation allocation payable	(948,118)	165,100
Net cash used in operating activities	(4,017,316)	(251,748)
Cash Flows Used in Investing Activities:
Asset acquisitions	—	(2,218,661)
Proceeds from sale of easement	162,281	—
Prepaid acquisition costs	—	(2,361,467)
Net cash provided by (used in) investing activities	162,281	(4,580,128)
Cash Flows from Financing Activities:
Repayment of revolving facility	(244,544)	—
Proceeds from revolving facility	—	5,505,795
Proceeds from issuance of common shares	120,000	7,071,143
Redemptions paid to common shareholders	(7,243,701)	(8,131,627)
Offering costs for issuance of common shares	(432,447)	(252,350)
Dividends and distributions paid to common shares	(1,654,650)	(1,816,485)
Proceeds from issuance of non-controlling interests in the Operating Partnership	—	1,352,500
Redemptions paid to non-controlling interests in the Operating Partnership	(902,820)	(582,799)
Offering costs for issuance of non-controlling interest in the Operating Partnership	—	(26,760)
Dividends and distributions paid to non-controlling interest in the Operating Partnership	(265,566)	(462,070)
Net cash (used in) provided by financing activities	(10,623,728)	2,657,347
Net change in cash and cash equivalents	(14,478,763)	(2,174,529)
Cash and cash equivalents, beginning of period	42,044,304	2,512,642
Cash and cash equivalents, end of period	$27,565,541	$338,113

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$610,948	$1,159,928
Cash paid for operating leases	$—	$162,181

Noncash Investing and Financing Activities:
Ground lease right of use assets obtained in exchange for operating lease liabilities	$—	$183,639
Dividends and distributions reinvested	$559,609	$1,109,276
Distributions payable to common shareholders	$—	$303,626
Offering costs included in due to affiliates	$199,676	$—
Offering costs included in accounts payable and accrued liabilities	$—	$1,195,624
Receivable from affiliates	$—	$54,390
Addition of asset retirement obligations in relation to acquisitions	$—	$136,357
Distributions payable to non-controlling interests in the Operating Partnership	$—	$75,640
Redemptions payable	$—	$2,019,553
Prepaid acquisition costs applied to current period acquisitions	$—	$1,043,435
Prepaid offering costs reclassified to additional paid-in capital	$—	$2,191,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

StratCap Digital Infrastructure REIT, Inc. (the “Company”) is a Maryland corporation formed on April 7, 2021 (“inception”), and has qualified since December 31, 2021, and expects to continue to qualify, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is the sole general partner and majority limited partner of SWIF II Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership formed on May 28, 2021. As of June 30, 2026 and December 31, 2025, the Company owned 89.0% and 88.9% equity interests in the Operating Partnership, respectively. Substantially all of the Company’s business is conducted through the Operating Partnership.

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

Prior to the effectiveness of the Public Offering (defined below), the Company discontinued its private offering of common shares consisting of Class A, Class AX, Class D, Class DX, Class I and Class IX shares of common stock and discontinued its private offering of operating partnership units (“OP Units”) of the Operating Partnership, consisting of Class P interests in the Operating Partnership (“Class P OP Units”), and Class PX interests in the Operating Partnership (“Class PX OP Units”). The Class P OP Units and Class PX OP Units remain exchangeable on a one-for-one basis, in certain circumstances, into Class I shares and Class IX shares of the Company at the election of the unit holders.

On February 14, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration of common stock for its initial public offering. The Company registered a public offering of up to $575 million in shares of common stock, consisting of up to $500 million in shares in its primary offering (the “Primary Offering”) and up to $75 million in shares under its distribution reinvestment plan (“DRP”, together with the Primary Offering, the “Public Offering”). The Company offered any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares for an offering price per share generally equal to the prior month’s net asset value of the Company per share for such class, plus any applicable upfront selling commissions and dealer manager fees, with certain classes being subject to ongoing stockholder servicing fees.

On December 22, 2025, the Company, through the Operating Partnership and its subsidiaries, sold and transferred 100% of the fee simple interest (“Tower Sale”) in 48 towers with associated ground leases or easements, 68 tenant leases and other related assets (“Tower Assets”) to a third party. The Tower Sale represented a sale of substantially all of the Company’s wholly-owned Tower Assets, and, as such, the Tower Assets are reflected as discontinued operations. Refer to Note 6, “Discontinued Operations,” for more information.

On April 30, 2026, the Company ceased offering and selling shares of its common stock pursuant to the Public Offering and filed a Post-Effective Amendment to its Registration Statement to deregister the shares of common stock that remained unsold under the Registration Statement. As of April 30, 2026, the Company issued 69,793 shares of Class T common stock and 3,052,289 shares of Class I common stock under the Public Offering, including 2,939,649 Class I shares to the Sponsor, for an aggregate gross offering proceeds of approximately $31,711,817.

As of June 30, 2026, the Company owns fee simple interests in two data centers as well as a 51% equity interest, through StratCap Wireless Datacom Ventures, LLC (the “Datacom JV”), an unconsolidated joint venture, in 150 towers with associated ground leases or easements, two rooftop easements, 233 tenant leases and other related assets.

Recent Developments

As of June 30, 2026, our current total liquidity was primarily comprised of $27,565,541 of cash and cash equivalents. The Company has no further borrowing capacity under the Sunflower Secured Credit Facility (as defined herein).

Due to recent volatility in the digital infrastructure market driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter credit conditions, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests, the Advisor, with the assistance from a financial advisor, has been internally reviewing the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. As previously disclosed, based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity and continues to evaluate strategic alternatives for the Company, including the suspension of the Company's distribution program and share repurchase program (other than repurchases sought pursuant to the death or qualifying disability of a stockholder), which suspensions remain in effect as of the date of this filing.

To further support the Company’s position and enhance the potential amounts available for distribution to stockholders, the Advisor agreed to defer all fees that accrue and would otherwise be payable by the Company to the Advisor and/or its affiliates beginning on April 30, 2026, until such time as determined by the Advisor, in its sole discretion. All or part of such fees will be payable in the sole discretion of our Advisor upon prior notice to the Company.

As the Company continues its review of strategic alternatives, which may include, among other things, a sale of the Company or its assets, a merger or other business combination transaction, recapitalization, an orderly liquidation, or the continuation of the Company's current business plan, as well as other potential transactions or strategic actions, the Company expects to operate with constrained liquidity and will limit its activities primarily to maintaining existing operations and meeting ongoing obligations.

Subsequent to June 30, 2026, on July 31, 2026, James A. Condon resigned as Chairman of the Board, a member of the Board and President of the Company, effective immediately. Mr. Condon also resigned as President of the Sponsor and the Advisor. On August 3, 2026, the Board appointed Adam Baxter, who serves as Secretary and a member of the Board, as Chairman of the Board and President of the Company. Mr. Baxter was also appointed as President of both the Advisor and the Sponsor. Additionally, on July 31, 2026, Bryan B. Marsh III resigned as Head of Data Center Investments of both the Sponsor and the Advisor. None of these resignations were due to any disagreement with the Company, the Board, the Advisor or the Sponsor on any matter relating to their operations, policies or practices.

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

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. Entities which we have significant influence, but do not control, through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. Under the equity method, investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for equity in net income (loss), contributions and distributions. Equity in net income (loss) from unconsolidated entities is allocated based on the Company’s ownership or economic interest in each joint venture. Refer to Note 7, “Investment in Datacom JV,” for additional information about our investment in an unconsolidated entity.

The Operating Partnership is a VIE and is a consolidated subsidiary of the Company. The portion of the Operating Partnership’s equity attributable to noncontrolling interest is reflected in the non-controlling interest in the Operating Partnership and is presented separately within the equity section of the consolidated balance sheets. All revenues and operating expenses of the Operating Partnership are included in the respective line items in the consolidated statements of operations. The noncontrolling interest’s share of net income (loss) is reported in the consolidated statements of operations as net income (loss) attributable to the Operating Partnership. Income (loss) is allocated to noncontrolling interest in accordance with the weighted average percentage ownership of the Company during the period. At the end of each reporting period the appropriate adjustments to the income (loss) are made based upon the weighted average percentage ownership of the Operating Partnership during the period. The share of net income (loss) attributable to noncontrolling interest is presented in the consolidated statements of operations as net income (loss) attributable to the Operating Partnership. This amount is calculated based on the weighted average ownership percentage of the Operating Partnership not held by the Company, divided by the total weighted average ownership percentage of the Company during the period. Appropriate adjustments are made at each reporting period according to these ownership percentages.

As of June 30, 2026, the total assets and liabilities of the Company’s consolidated VIEs were $93.8 million and $19.9 million, respectively, and as of December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $109.1 million and $23.3 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

The Company also evaluates for impairment consolidated properties to be sold, if there is any. The Company assesses whether the following criteria for classification as held for sale under GAAP have been met: (i) management has a committed plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) an active program to locate a buyer and complete the sale has been initiated; (iv) the sale of the property is probable within one year (generally evidenced by the property being listed for sale); (v) the property is actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes will be made to the plan or that the plan will be withdrawn. To the extent that these factors have been met, depreciation is discontinued, and the property is classified as held for sale and reported at the lower of the property’s carrying amount or fair value less estimated costs to sell. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, the property’s geographic location, lease-up potential and expected timing of lease-up, and estimates regarding tenant cancellations and renewals. During the three and six months ended June 30, 2026 and 2025, the Company determined that no impairment charges were necessary.

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

Tenant and Other Receivables

Tenant and other receivables includes rent and common area maintenance receivables, as well as the accumulated straight-line rent receivable balances and subscriptions received in advance. Management reviews its tenant related receivables on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. There were no allowances for uncollectible accounts as of June 30, 2026 and December 31, 2025.

Prepaid and Other Assets, net

Prepaid and other assets, net primarily includes deferred transaction and acquisition costs, deferred financing costs and prepaid insurance and ground rents. Deferred transaction and acquisition costs, which were $2,404,631 as of June 30, 2026 and December 31, 2025, include deposits and costs associated with due diligence and other pre-acquisition related activities. Deferred financing costs consist of lender’s fees, legal and other loan costs incurred in connection with the revolving line of credit. Deferred financing costs are amortized over the contractual terms of the respective financings using the straight-line method, which approximates the effective interest rate method. As of June 30, 2026 and December 31, 2025, deferred financing costs were $106,381 and $138,295, respectively, net of accumulated amortization of $212,760 and $180,846, respectively. For each of the three months ended June 30, 2026 and 2025, $15,957 of deferred financing costs was amortized and recognized as interest expense in the accompanying consolidated statement of operations. For the six months ended June 30, 2026 and 2025, $31,914 and $37,651, respectively, of deferred financing costs were amortized and recognized as interest expense in the accompanying consolidated statement of operations.

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

Prior period income statement balances related to the Right-of-Use (“ROU”) assets associated with the Tower Sale have been reclassified to discontinued operations. The corresponding balance sheet accounts were derecognized as part of the sale and are no longer presented.

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

Since the Company recognizes revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight-line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $27,703 and $35,831 for the three months ended June 30, 2026 and 2025, respectively. Straight-line rental revenue was $55,406 and $71,662 for the six months ended June 30, 2026 and 2025, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

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

Stock-Based Compensation

The Company applies ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for its stock compensation pursuant to the 2021 Equity Incentive Plan, using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognition of compensation expense on a straight-line basis over the requisite service period of the awards. Forfeitures of stock-based awards are recognized as an adjustment to compensation expense as they occur. Awards granted under the 2021 Equity Incentive Plan may include restricted stock or units issued to executive officers, in addition to restricted stock issued to directors.

Pursuant to the 2021 Equity Incentive Plan, in March 2025, the Company granted 19,265 shares of restricted stock to independent directors of the Company that vest over a period of up to one year from the date of grant. In February 2026, the Company granted 5,418 additional shares of restricted stock to the independent directors. For the three months ended June 30, 2026 and 2025, the Company recognized stock compensation expense amounting to $13,750 and $64,086, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized stock compensation expense amounting to $55,379 and $64,086, respectively. Such expense is based on the grant date fair value for time-based awards that are probable of vesting, which fair value calculation used the most recently disclosed net asset value (“NAV”) per share for Class I shares at the time of grant. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks

As of June 30, 2026 and December 31, 2025, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

The Company owned data centers located in Missouri and California that account for approximately 63.43% and 36.57%, respectively, of the total data center rental revenue for the six months ended June 30, 2026. For the six months ended June 30, 2025, the Company owned data centers located in Missouri and California that accounted for approximately 62.83% and 37.17%, respectively, of the total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.55%, 22.87% and 36.58%, respectively, of the total data center rental revenue for the six months ended June 30, 2026.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.15%, 22.68% and 37.17%, respectively, of the total data center rental revenue for the six months ended June 30, 2025.

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

3.	INVESTMENTS IN PROPERTIES, NET

Investments in properties, net consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Land	$3,693,339	$3,745,449
Building	22,871,656	22,871,656
Site improvements	1,615,557	1,615,557
Total costs	28,180,552	28,232,662
Less accumulated depreciation	(2,314,595)	(1,963,346)
Total investments in properties, net	$25,865,957	$26,269,316

Depreciation expense was $175,625 for each of the three months ended June 30, 2026 and 2025, and $351,250 for each of the six months ended June 30, 2026 and 2025.

4.	ASSET ACQUISITIONS

The Company did not acquire any assets during the six months ended June 30, 2026. The following table summarizes the cell tower asset acquisitions for the six months ended June 30, 2025, which became part of the disposed group of assets in the Tower Sale and are included in the discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

			Number of	Total		Asset
			Properties	Purchase	Right-of-Use	Retirement
Property	Market	Closing Date	Acquired	Price(1)	Asset(2)	Obligation(3)
Plada Heights	Tennessee	January 22, 2025	1	$623,495	$—	$26,463
Lemont Lane	Tennessee	February 5, 2025	1	676,379	93,083	26,468
Murfreesboro	Tennessee	May 6, 2025	1	708,595	90,556	29,148
Anchor	Tennessee	May 23, 2025	1	627,811	—	27,808
Rockvale	Tennessee	June 23, 2025	1	628,838	—	26,468
Total			5	$3,265,118	$183,639	$136,355
(1)	Includes capitalized acquisition-related costs.
(2)	Right-of-use assets were obtained in exchange for the assumption of operating lease liabilities of the same values as part of the asset acquisitions.
(3)	Asset retirement obligations were assessed as part of the asset acquisitions.

The related assets, liabilities, and results of operations of the acquired properties were originally included in the consolidated financial statements from the date of acquisition. Following the Tower Sale, these accounts were included in the discontinued operations. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates as of June 30, 2025:

June 30, 2025
Assets:
Cell towers	$1,996,869
Land	89,536
Contract rights and tenant relationships	412,210
Network location & capacity	705,426
Rooftop easements and ground easements	197,433
Right-of-use assets obtained in exchange for operating lease liabilities	183,639
Total assets acquired	3,585,113
Liabilities:
Asset retirement obligation	136,356
Ground lease liabilities	183,639
Total liabilities assumed	319,995
Total Purchase Price	$3,265,118

5.	INTANGIBLES

The following table details the gross carrying amount and accumulated amortization of intangible assets and liabilities, not considered discontinued operations, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Intangible assets
Contract rights and tenant relationships	$6,167,497	$6,167,497
Above market leases	806,494	806,494
Total intangible assets	6,973,991	6,973,991
Less accumulated amortization	(1,933,834)	(1,641,156)
Total intangible assets, net	$5,040,157	$5,332,835

Intangible lease liabilities
Below-market leases	$1,321,686	$1,321,686
Less accumulated amortization	(818,186)	(692,312)
Total intangible lease liabilities, net	$503,500	$629,374

Amortization expense, which was included in depreciation and amortization expense, was $130,628 for each of the three months ended June 30, 2026 and 2025, and $261,256 for each of the six months ended June 30, 2026 and 2025. The Company recognized an increase in rental revenue of $47,226 for each of the three months ended June 30, 2026 and 2025, and $94,452 for each of the six months ended June 30, 2026 and 2025, for the amortization of the aggregate below-market leases in excess of above-market leases.

The following table represents the weighted average remaining useful lives of the intangible assets as of June 30, 2026:

Weighted-Average Remaining Life (Years)
Contract rights and tenant relationships	9
Above market leases	10
Below market leases	2

The following sets forth future annual amortization for acquisition-related intangibles for the next five years ended December 31 and thereafter:

Years ending December 31:	Intangible Assets	Intangible Liabilities
Remainder of 2026	292,679	125,875
2027	585,358	251,750
2028	585,358	125,875
2029	585,358	—
2030	585,358	—
Thereafter	2,406,046	—
Total	$5,040,157	$503,500

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

For the three and six months ended June 30, 2025 and prior to the reclassification of the results of these Disposed Companies to loss from discontinued operations, the Disposed Companies represented approximately 43% and 42%, respectively, of the Company’s revenues, 33% and 38%, respectively, of the Company’s total expenses and (4)% and 2%, respectively, of the Company’s total segment operating net income.

The following table provides the results of the operations of these Disposed Companies for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues
Rental revenues	$466,643	$903,394
Total income	466,643	903,394
Expenses
Property operating expenses	158,656	270,704
General and administrative	21,866	38,577
Depreciation and amortization	712,833	1,492,173
Accretion expense	24,679	48,388
Total expenses	918,034	1,849,842
Other income (expenses):
Interest expense	(320,355)	(565,295)
Interest income	746	746
Loss from discontinued operations	$(771,000)	$(1,510,997)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for the six months ended June 30, 2025. The following table provides the key cash flow and non-cash information related to discontinued operations:

Asset acquisitions	$(2,218,661)
Prepaid acquisition costs	(2,361,467)
Proceeds from revolving credit facility	5,505,795

Significant non-cash items:
Depreciation and amortization	1,492,173
Addition of asset retirement obligations in relation to acquisitions	136,357
Ground lease right of use assets obtained in exchange for operating lease liabilities	183,639

7.INVESTMENT IN DATACOM JV

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

As of June 30, 2026, the Datacom Members do not have any outstanding or unfunded capital commitments. Except for allocated fees and certain fee contributions as summarized below, SWIF Managing Member may request additional capital based on their respective membership interests to fund new investments as well as to fund working capital. For the six months ended June 30, 2026, DataCom Limited Partner contributed capital amounting to $2,049,081 to fund the asset management fees, management fees, acquisition fees, leasing commissions and loan coordination fees as summarized below.

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

Type of Fees:	Basis	Allocation Percentage
Management fee	49% of 1.5% of gross revenues of Datacom JV	100% owed by and allocated to DataCom Limited Partner
Leasing commissions	Market rate based on new leases and modified leases	100% owed by and allocated to DataCom Limited Partner
Construction management fee	49% of the 5% of the project's costs	100% owed and allocated to DataCom Limited Partner
Acquisition fee	49% of 1.5% of the agreed purchase price	Pro rata based on ownership interests.
Asset management fee	49% of 1/12 of 1.0% of Datacom JV's aggregate asset value	65% payable and allocated to Managing Member and 35% payable and allocated to DataCom Limited Partner
Loan coordination fee	49% of 0.5% of the amount of any new financing, assumed loan in connection with the acquisition and refinancing	50% each payable to both members if the financing is outsourced by the DataCom Limited Partner. 100% payable to SWIF Managing Member if sourced by SWIF Managing Member

Datacom JV Investments in Properties

The table below provides the cell tower assets owned by Datacom JV as of June 30, 2026:

Name of property	Location	Year Acquired	% of Ownership	Units	Acquisition Cost
Comm Facilities	Maine	2023	100%	2	$2,642,160
Wireless Asset Group	Missouri	2023	100%	3	3,904,017
Prairie Mountain	Oregon	2023	100%	1	3,083,583
Telesite	Massachusetts	2023	100%	2	2,243,754
Coral Springs	Florida	2023	100%	1	1,331,568
Badger	Wisconsin	2023	100%	1	1,575,355
Gator	Florida	2023/2026	100%	3	6,428,954
Rockville	New York	2023	100%	3	13,862,506
MW Towers	Missouri	2023	100%	2	1,829,159
Hemphill	Various	2023/2024	100%	71	52,390,735
TowerCom	Various	2024/2025/2026	100%	43	31,991,545
Bug Tussel	Various	2024	100%	18	7,450,449
Honey Bear	Various	2025	100%	1	490,943
Parker Road	Various	2025	100%	1	1,194,387
Total				152	$130,419,115

Acquisition of Datacom JV Properties

There were no cell tower acquisitions during the six months ended June 30, 2026. Summarized below are Datacom JV’s acquired portfolios of cell towers during the six months ended June 30, 2025:

Property	Acquisition Date	Number of Towers	Property Type	Acquisition Cost
Honey Bear	June 2025	1	Cell Towers	$490,943
TowerCom	July 2025	9	Cell Towers	10,555,609
Parker Road	August 2025	1	Cell Towers	1,194,387
Total 2025 asset acquisitions		11		$12,240,939

Datacom JV Debt

On September 10, 2024, the Datacom JV entered into a credit agreement (the “Datacom Revolving Facility”) pursuant to which the Datacom JV may request advances on a revolving facility up to an initial aggregate principal of $30,000,000. On October 29, 2024, the Datacom JV amended the Datacom Revolving Facility to increase the aggregate principal commitment to $45,000,000. The Datacom Revolving Facility bears interest at a spread over Term SOFR ranging between 1.25% and 1.75% based on the loan to value at the date of borrowing and matures on September 10, 2029. The Datacom Revolving Facility is subject to interest only payment through

September 20, 2027. Beginning October 1, 2027 and every first day of each quarter, the outstanding principal balance begins amortizing based on a 30-year straight line amortization, with the remaining unamortized principal balance being due at maturity.

During the year ended December 31, 2025, Datacom JV borrowed $11,802,627 on the Datacom Revolving Facility to finance the acquisition costs associated with the Parker Road property, acquire the remaining assets of TowerCom portfolio, and fund the earnout related to the TowerCom portfolio. There were no borrowings during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the carrying value of the Datacom Revolving Facility was $44,386,937 and $44,317,320, respectively, net of deferred financing costs. The unused capacity on Datacom Revolving Facility was $160,547 as of June 30, 2026.

Datacom JV Lease Arrangements

As a Lessor

The Datacom JV is the lessor to tenants under the operating leases. As of June 30, 2026, the weighted-average remaining current term of the tenant contracts was approximately 6.1 years. The future minimum rent to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year ending December 31:
Remainder of 2026	$2,943,019
2027	5,446,350
2028	4,778,275
2029	4,097,080
2030	2,790,680
Thereafter	6,141,264
Total	$26,196,668

For the six months ended June 30, 2026, the Datacom JV owned cell towers located in Texas, Wisconsin, New York, Missouri and Florida that account for approximately 13.4%, 12.8%, 10.7%, 10.2% and 8.1%, respectively, of Datacom JV total cell tower rental revenue. For the six months ended June 30, 2025, the Datacom JV owned cell towers located in Texas, Wisconsin, New York, Missouri and Florida that account for approximately 11.0%, 13.2%, 12.4%, 11.6% and 8.6%, respectively, of total cell tower rental revenue.

For the six months ended June 30, 2026, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., T-Mobile USA, Inc. and US Cellular accounted for approximately 31.9%, 17.7%, 16.9% and 7.7%, respectively, of total Datacom JV cell tower revenue. For the six months ended June 30, 2025, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., T-Mobile USA, Inc. and US Cellular accounted for approximately 31.2%, 18.8%, 11.8%. and 8.8%, respectively, of Datacom JV total cell tower revenue.

As a Lessee

The Datacom JV is a lessee for certain properties, including ground leases. The weighted-average remaining lease term was 4.3 years as of June 30, 2026. The Datacom JV’s weighted-average discount rate for operating leases was 7.8% as of June 30, 2026.

The following table is a summary of the Datacom JV’s maturities of operating lease liabilities for each of the next five years ending December 31 and thereafter:

Year ending December 31:
Remainder of 2026	$603,916
2027	1,205,370
2028	1,201,404
2029	1,200,423
2030	1,202,391
Thereafter	5,913,515
Total undiscounted lease payments	11,327,019
Less imputed interest	(3,497,305)
Total lease liabilities - net	$7,829,714

Datacom JV Summarized Balance Sheet and Statements of Operations

The following table summarizes the balance sheets of the Datacom JV as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Assets
Investments in properties, net	$52,364,602	$53,561,971
Cash and cash equivalents	1,264,228	235,090
Restricted cash	1,382,406	2,576,463
Intangible assets, net	59,109,480	62,440,888
Ground lease ROU assets, net	7,632,830	7,792,632
Other assets, net	1,905,734	2,112,005
Total assets	$123,659,280	$128,719,049
Liabilities and members’ equity
Loan payable, net	$44,386,937	$44,317,320
Accounts payable and accrued liabilities	874,822	948,144
Due to affiliates	106,201	132,059
Acquisition, asset and property management fees payable	204,396	1,559,853
Lease liabilities, net	7,829,714	7,959,436
Other liabilities, net	7,498,949	7,103,895
Total liabilities	60,901,019	62,020,707
Members’ equity	62,758,261	66,698,342
Total liabilities and members’ equity	$123,659,280	$128,719,049
The Company’s share of equity in Datacom JV	$32,070,353	$34,861,734

The following table summarizes the statements of operations of the Datacom JV for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenues	$1,499,545	$1,396,519	$3,022,714	$2,732,369
Operating expenses	770,463	299,744	1,535,151	1,279,220
Asset and property management fees	185,751	174,706	369,831	349,034
Depreciation and amortization	2,808,694	2,505,441	5,661,439	4,985,244
Interest expense, net of interest income	722,853	576,758	1,438,315	1,159,208
Total expenses	4,487,761	3,556,649	9,004,736	7,772,706
Net loss of Datacom JV	$(2,988,216)	$(2,160,130)	$(5,982,022)	$(5,040,337)
The Company’s allocated loss from Datacom JV	$(1,404,492)	$(933,030)	$(2,791,381)	$(2,372,646)

8.	LOAN PAYABLE

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

During the six months ended June 30, 2025, the Company drew down $5,505,795 to fund future development costs. Following the Tower Sale in December 2025, the Company repaid $16,500,000 of the outstanding loan balance. On March 15, 2026, in accordance with the Sunflower Secured Credit Facility agreement, the outstanding balance on the Sunflower Secured Credit Facility principal balance became fixed at the then outstanding amount of $18,340,795 with no remaining available borrowing capacity. On this same date, the outstanding balance also converted to an amortizing loan with principal and interest payments required to be paid monthly over an amortization period of 25 years with the remaining unamortized balance of principal and interest due and payable in full on March

15, 2028. The outstanding loan payable balance was $18,096,251 and 18,340,795 as of June 30, 2026 and December 31, 2025, respectively.

The Revolving Facility requires the Company to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) shall not be permitted to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) shall not be permitted to be less than 1.10 to 1.00; and (4) the loan to value ratio shall not be permitted to be greater than 70%. The Company was in compliance with these financial covenants as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s loan payable approximates its fair value. The fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Revolving Facility and discounting them back to present value using the appropriate discount rate. Additionally, the Company considers current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3. See Note 1, “Organization and Business Operation — Fair Value Instruments,” for more information on the three-tier fair value hierarchy.

Contractual Maturities

The scheduled principal maturities of the Company’s loan payable as of June 30, 2026 are as follows:

Year ending December 31:
Remainder of 2026	$366,816
2027	733,632
2028	16,995,803
Total	$18,096,251

9.	EQUITY (DEFICIT)

Authorized Capital Stock

The Company is authorized to issue multiple classes of shares of common stock, which include Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S, and Class T shares. As of June 30, 2026 and December 31, 2025, the Company’s authorized capital stock is summarized below. The Company terminated its Public Offering on April 30, 2026 and subsequently suspended the DRP.

		Number of Shares	Number of Shares
Classification	Par Value	Available	Outstanding
Class A Common Stock	0.01	6,000,000	4,287,191
Class AX Common Stock	0.01	3,000,000	1,345,067
Class D Common Stock	0.01	100,000,000	—
Class DX Common Stock	0.01	100,000,000	—
Class I Common Stock	0.01	100,000,000	3,305,288
Class IX Common Stock	0.01	100,000,000	1,351,915
Class S Common Stock	0.01	94,000,000	—
Class T Common Stock	0.01	97,000,000	69,793
Total		600,000,000	10,359,254

Limited Partnership Units of the Operating Partnership

The partnership interests in the Operating Partnership, excluding the special limited partner interest and general partner interest, are currently divided into ten classes: (1) Class A OP Units, (2) Class AX OP Units, (3) Class D OP Units, (4) Class DX OP Units, (5) Class I OP Units, (6) Class IX OP Units, (7) Class P OP Units, (8) Class PX OP Units, (9) Class S OP Units and (10) Class T OP Units. Except for Class P OP Units and Class PX OP Units, each class of the Operating Partnership’s units is intended to correspond on a one-for-one basis with the same class of the Company’s common stock. When the Company received proceeds from the sale of shares of its common stock, the Company contributed such proceeds to the Operating Partnership in exchange for OP Units of the same class. As a result, the Company generally holds OP Units proportionate to its outstanding common stock, with OP Units intended to be economically equivalent to the Company’s shares of common stock.

On January 18, 2022, the Company commenced a private offering of Class P OP Units and Class PX OP Units (“OP Unit Offering”) in the Operating Partnership, to accredited investors only. Prior to the conclusion of this OP Unit Offering, which terminated concurrently with the start of the Public Offering, the Company raised aggregate proceeds of approximately $22,623,000 from the sale of approximately 2,034,853 Class P OP Units and 216,561 Class PX OP Units in the OP Unit Offering. The holders of Class P OP Units and Class PX OP Units may request to exchange their units on a one-for-one basis for Class I shares and Class IX shares, respectively, subject to the Company’s discretion.

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

As of June 30, 2026 and December 31, 2025, holders of Class P OP Units and Class PX OP Units owned an aggregate of 1,285,664 units and 1,349,716 units, representing 11.04% and 11.09%, of the Operating Partnership, respectively. The equity interests held by these unitholders are reflected as a component of noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

For the three and six months ended June 30, 2026 and 2025, respectively, the following cash dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2026	2025	2026	2025
Class A Common Stock	$190,414	$650,214	$775,984	$1,319,045
Class AX Common Stock	59,931	3,079	90,130	4,173
Class I Common Stock	147,078	231,597	349,955	471,468
Class IX Common Stock	60,003	16,317	121,114	17,386
Class T Common Stock	2,610	703	7,890	703
Class P OP Units	49,783	229,429	202,914	458,689
Class PX OP Units	7,978	2,429	8,020	5,008
Total	$517,797	$1,133,768	$1,556,007	$2,276,472

On April 30, 2026, the Company announced that, following payment of the April 2026 distributions to stockholders, the Company does not currently expect to pay regular cash distributions to its stockholders unless and until such time as the Board declares a distribution.

Dividends and Distribution Reinvestment Plan

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

For the three and six months ended June 30, 2026 and 2025, respectively, the following DRP dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2026	2025	2026	2025
Class A Common Stock	$—	$—	$—	$—
Class AX Common Stock	—	194,233	152,974	381,108
Class I Common Stock	—	30,958	247,503	30,958
Class IX Common Stock	—	236,294	132,952	491,025
Class T Common Stock	—	—	—	—
Class P OP Units	—	—	2,483	—
Class PX OP Units	—	25,074	23,697	50,186
Total	$—	486,559	$559,609	$953,277

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

In connection with its efforts to preserve capital and enhance liquidity while the Company explores strategic alternatives, on April 28, 2026, the Board approved a suspension of the Repurchase Programs, other than for repurchases in connection with qualifying disability and death. The Repurchase Programs shall remain suspended unless and until such time as the Board approves their reinstatement. The Board will continue to evaluate the Company’s Repurchase Program on a quarterly basis to determine if and when it is in the Company’s and its stockholders’ and its unitholders’ best interests to reinstate the Repurchase Program. As of June 30, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $18,343,321 worth of shares of common stock and $2,556,707 OP units based on the June 2026 NAV, which are not recognized in Redemptions payable in the consolidated balance sheet due to the suspension of the Repurchase Programs.

For the three months ended June 30, 2026 and 2025, the Company repurchased 4,803 and 499,763 shares for $46,810 and $5,119,477, respectively. For the six months ended June 30, 2026 and 2025, the Company repurchased 538,509 and 882,975 shares for $5,395,071 and $9,065,132, respectively. Additionally, for the three months ended June 30, 2026 and 2025, the Company repurchased an aggregate of 0 and 82,731 OP units held by third parties for $0 and $852,249, respectively. For the six months ended June 30, 2026 and 2025, the Company repurchased an aggregate of 66,402 and 87,731 OP units held by third parties for $670,112 and $904,276, respectively.

Share Cancellation by StratCap Investment Management, LLC

On September 26, 2025, the Board approved a program pursuant to which the Sponsor may, over the course of twelve months, periodically cancel certain shares of common stock of the Company held by the Sponsor for no consideration (the “Cancellation Program”). For the period from September 26, 2025 through December 31, 2025, the Board accepted the (i) cancellation of 1,150,000 Class I shares held by the Sponsor for no consideration and (ii) a corresponding number of Class I OP Units in the Operating Partnership in connection with the Cancellation Program. For the three and six months ended June 30, 2026, the Board did not accept any cancellations in connection with the Cancellation Program.

Public Offering Share Purchase Prices

During the Public Offering, which terminated on April 30, 2026, the Board approved an estimated NAV per share for each class of common stock with outstanding shares each month from December 2024 consistent with the Advisor’s determination. In the Public Offering, each class of common stock was sold at the “transaction price”, which generally equaled the NAV per share of each class of common stock, plus applicable upfront selling commissions and dealer manager fees.

Selling Commissions and Dealer Manager Fees

During the Public Offering, which terminated on April 30, 2026, the dealer manager was entitled to receive selling commissions of 1.5% on Class D shares, 3.0% on Class T shares, and 3.5% on Class S shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class I shares did not incur selling commissions. The dealer manager was also entitled to receive dealer manager fees of 0.5% on Class T shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class D shares, Class I shares, and Class S shares did not incur dealer manager fees. The dealer manager is also entitled to receive a stockholder servicing fee of 0.25%, 0.85%, 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, and Class T shares, respectively. The stockholder servicing fee with respect to Class T shares consists of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. There was no stockholder servicing fee with respect to Class I shares. The Company accrued the full cost of the stockholder servicing fee as an offering cost at the time a Class T share was issued during the Public Offering. The Company did not issue any Class S or Class D shares of common stock.

Net Loss Attributable to Company’s Stockholders

The following table provides the amounts attributable to Company’s stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(2,105,661)	$(2,182,871)	$(3,920,332)	$(4,066,372)
Loss from discontinued operations	—	(653,050)	—	(1,282,048)
Net loss	$(2,105,661)	$(2,835,921)	$(3,920,332)	$(5,348,420)

10.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership

As of June 30, 2026, the Sponsor owned 1,789,649 Class I shares and 25,119 Class IX shares and effectively owned 15.6% of the Company. As of December 31, 2025, the Sponsor owned 1,766,132 Class I shares and 24,787 Class IX shares and effectively owned 14.7% of the Company.

Due from Affiliates

Due from affiliates balance as of June 30, 2026 primarily included commissions reimbursement receivable of $61,436, marketing fee reimbursement receivable of $19,103 and reimbursable costs of $53,928. Due from affiliates as of December 31, 2025 primarily included commissions reimbursement receivable of $61,436, marketing fee reimbursement receivable of $19,103, and reimbursable costs of $23,391 paid by the Company on behalf of the Datacom JV.

Related-Party Transactions

The following details the amounts incurred by the Company related to the Company’s Advisor (“SWIFA”) and affiliates, including SCD, and the Sponsor, for the three and six months ended June 30, 2026 and 2025; as well as amounts payable as of June 30, 2026 and December 31, 2025:

		Three Months Ended June 30,			Six Months Ended June 30,
		2026	2025		2026	2025
Fees	Entity	Incurred	Incurred	Entity	Incurred	Incurred
Offering costs	SCD	$—	$351,007	SCD	$—	$1,456,946
Selling commissions, dealer manager, and stockholder servicing fees	SCD	—	(2,618)	SCD	10,675	17,791
Asset management fees	SWIFA	335,833	365,855	SWIFA	686,342	733,342
Property management Fees	SWIFA	8,679	—	SWIFA	21,210	—
Reimbursable operating expenses	SWIFA	61,221	270,324	SWIFA	204,572	270,324
Total		$405,733	$984,568		$922,799	$2,478,403

		June 30, 2026	December 31, 2025
Fees	Entity	Payable	Payable
Offering costs	SCD	$160,341	$681,881
Selling commissions, dealer manager, and stockholder servicing fees	SCD	39,335	32,717
Asset management fees	SWIFA	336,154	549,457
Property management fees	SWIFA	8,679	88,144
Operating expense reimbursement and other payables	SWIFA	253,338	978,015
Total		$797,847	$2,330,214

Organization and Offering Fees

The Company reimbursed the Advisor and its affiliates for organization and offering expenses it incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, distribution and servicing fees, and other organization and offering expenses to exceed 15% of the gross proceeds of each of the Company’s offerings.

There were no organization and offering fees incurred and paid by the Advisor and its affiliates on the Company’s behalf for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company incurred approximately $351,007 and $1,456,946, respectively, in offering costs which were paid by the Advisor on the Company’s behalf. The related party payable associated with these costs as of June 30, 2026 and December 31, 2025 are disclosed in the table above in the “Related Party Transactions” section. With respect to the 15% cap on these expenses the Company has accumulated $10,314,332 and $10,203,747 of organization and offering expenses inception to date which represents approximately 6.03% and 5.97% of gross offering proceeds raised as of June 30, 2026 and December 31, 2025, respectively. Offering costs are charged to equity as incurred.

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

Asset management fees were $335,833 and $365,855 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, asset management fees were $686,342 and $733,342, respectively. On September 24, 2025, the Advisor agreed to waive accrued, unpaid management fees otherwise payable to the Advisor in the amount of $1,439,000 for services provided during the period from September 1, 2024 through August 31, 2025. The Company reclassified this accrued management fee to equity as a deemed contribution. Asset management fees payable, which were included within due to affiliates on the consolidated balance sheets, were $336,154 and $549,457 as of June 30, 2026 and December 31, 2025, respectively.

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

For the three and six months ended June 30, 2026, the Company incurred $8,679 and $21,210, respectively, in property management fees related to the two data centers. There were no management fees incurred during the three and six months ended June 30, 2025.

Expense Support Agreement and Contingent Promissory Note

The Company entered into the Amended and Restated Expense Support Agreement with our Operating Partnership and the Advisor on August 12, 2025 (as amended, the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, the Advisor agreed to defer certain fees and fund certain of our expenses, subject to the terms of the Expense Support Agreement. The Advisor is entitled to reimbursement of fees that it had deferred and expenses that it had paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, the Advisor could incur maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company operations exceed the cumulative distributions to stockholders and unit holders. Organization and offering costs are not included as expenses subject to the Expense Support Agreement but instead are subject to the terms of the advisory agreement by and among the Operating Partnership, the Company and Advisor, dated August 18, 2023 (as amended, the “Advisory Agreement”). During the three and six months ended June 30, 2026 and 2025, the Company did not receive any expense support payments from the Advisor.

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

Performance Participation Allocation

As a special limited partner of the Operating Partnership, the Advisor holds a performance participation interest in the Operating Partnership, entitling the Advisor to receive an allocation of the Operating Partnership’s total return. The annual total return will be allocated solely to the Advisor only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of 12.5% of the annual total return. Total return is defined as all distributions accrued or paid (without duplication) on the OP Units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate Net Asset Value (as defined in the Operating Partnership’s limited partnership agreement) of such units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of OP Units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses).

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

Distributions of performance participation paid on the special limited partnership interest may be payable to the Advisor in cash or Class I OP Units at the election of the Advisor. The Advisor would not be obligated to return any portion of performance participation paid for an annual period based on the Operating Partnership’s subsequent performance. In the event the Advisory Agreement is terminated, the Advisor would be allocated any accrued performance participation with respect to all OP Units as of the date of such termination.

For the three and six months ended June 30, 2026, there was no performance participation allocation expense recognized by the Company as the required return was not met. For the three and six months ended June 30, 2025, the Company recognized $0 and $165,100, respectively, in performance participation allocation expenses.

Operating Expenses and Reimbursements

The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company did not reimburse the Advisor for any operating expenses during the three months ended June 30, 2026 and 2025. The Company reimbursed the Advisor for $929,250 and $0 of operating expenses during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company owed $253,338 and $978,015, respectively, to the Advisor in operating expenses and reimbursement obligations.

11.	REVENUES

As of June 30, 2026, the weighted-average remaining current term of the tenant operating leases was approximately 9.3 years. As of June 30, 2026, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for each of the next five years ending December 31 and thereafter is as follows:

Years ending December 31:
Remainder of 2026	$1,016,496
2027	2,058,427
2028	1,662,610
2029	1,390,634
2030	1,426,924
Thereafter	7,717,908
Total	$15,272,999

See Note 2 for further discussion regarding the Company’s lessor arrangements.

12.	SEGMENT REPORTING

Prior to the Tower Sale in December 2025, the Company had three operating segments which were presented as three reportable segments: cell towers, data centers, and investments in joint ventures. The cell towers and data centers reportable segments are made up of various consolidated subsidiaries of the Company, and the joint ventures segment is currently made up of a 100% owned subsidiary dedicated to identifying and making investments in joint venture entities that own data/communications infrastructure. As of June 30, 2026 and December 31, 2025, the joint venture segment has a single investment in the 51% owned Datacom JV. Following the Tower Sale, the Company has two operating segments.

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

The following are the segment results for the three months ended June 30, 2026:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$655,921	$—	$655,921
Total revenues	655,921	—	655,921
Expenses:
Property operating expenses	96,490	—	96,490
General and administrative	1,143	—	1,143
Total expenses	97,633	—	97,633
Other expenses:
Interest expense	(314,980)	—	(314,980)
Equity method loss on investments	—	(1,404,492)	(1,404,492)
Segment operating net loss	$243,308	$(1,404,492)	(1,161,184)
Depreciation and amortization			(306,253)
General and administrative			(864,928)
Asset management fees			(335,833)
Interest income			206,711
Gain on sale of easement			110,172
Loss from continuing operations			$(2,351,315)

The following are the segment results for the three months ended June 30, 2025:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$624,496	$—	$624,496
Total revenues	624,496	—	624,496
Expenses:
Property operating expenses	55,468	—	55,468
General and administrative	685	—	685
Total expenses	56,153	—	56,153
Other expenses:
Interest expense	(388,705)	—	(388,705)
Equity method loss on investments	—	(933,030)	(933,030)
Segment operating net loss	$179,638	$(933,030)	(753,392)
Depreciation and amortization			(306,253)
General and administrative			(1,152,944)
Asset management fees			(365,855)
Interest income			1,779
Loss from continuing operations			$(2,576,665)

The following are the segment results for the six months ended June 30, 2026:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$1,311,255	$—	$1,311,255
Total revenues	1,311,255	—	1,311,255
Expenses:
Property operating expenses	171,574	—	171,574
General and administrative	7,060	385	7,445
Total expenses	178,634	385	179,019
Other expenses:
Interest expense	(630,915)	—	(630,915)
Equity method loss on investments	—	(2,791,381)	(2,791,381)
Segment operating net income (loss)	$501,706	$(2,791,766)	(2,290,060)
Depreciation and amortization			(612,506)
General and administrative			(1,416,724)
Asset management fees			(686,342)
Interest income			519,659
Gain on sale of easement			110,172
Loss from continuing operations			$(4,375,801)

The following are the segment results for the six months ended June 30, 2025:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$1,249,029	$—	$1,249,029
Total revenues	1,249,029	—	1,249,029
Expenses:
Property operating expenses	125,065	—	125,065
General and administrative	2,713	—	2,713
Total expenses	127,778	—	127,778
Other expenses:
Interest expense	(644,538)	—	(644,538)
Equity method loss on investments	—	(2,372,646)	(2,372,646)
Segment operating net income (loss)	$476,713	$(2,372,646)	(1,895,933)
Depreciation and amortization			(612,506)
General and administrative			(1,389,215)
Asset management fees			(733,342)
Interest income			3,550
Performance participation allocation			(165,100)
Loss from continuing operations			$(4,792,546)

The operating segments assets held as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Data Center	$32,704,588	$33,175,658
Joint Venture	32,072,822	34,861,734
Other (Corporate)	29,258,010	43,937,706
Total assets	$94,035,420	$111,975,098

13.	COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation

The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings.

Indemnification

The Company indemnifies the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the stockholders under the Charter. The Company had not recognized any obligation on its consolidated balance sheet with respect to this indemnification arrangement as of June 30, 2026 or December 31, 2025.

14.	SUBSEQUENT EVENTS

On July 31, 2026, James A. Condon, Chairman of the Board, a member of the Board and President of the Company, resigned as Chairman of the Board, a member of the Board and President of the Company, effective immediately. Mr. Condon’s resignation is not due to any disagreement with the Company or the Board on any matter relating to their operations, policies or practices. In connection with this resignation, Mr. Condon also resigned as President of the Sponsor and the Advisor, effective immediately.

On August 3, 2026, the Board appointed Adam Baxter, who currently serves as Secretary and a member of the Board, to serve as Chairman of the Board and President of the Company, effective immediately. Mr. Baxter was also appointed as President of both the Advisor and the Sponsor, effective as of July 31, 2026.

On July 31, 2026, Bryan B. Marsh III resigned as Head of Data Center Investments of both the Sponsor and the Advisor, effective immediately. Mr. Marsh’s resignation from his position with the Sponsor and Advisor is not due to any disagreement with the Company, the Advisor or the Sponsor on any matter relating to their operations, policies or practices.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “may,” “will” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance, statements regarding identified but not yet closed acquisitions, and any other statements that are not historical facts. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under Part I Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Annual Report”), and any such updated risk factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document and our other filings with the SEC. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of June 30, 2026, through wholly-owned subsidiaries of our Operating Partnership, we own 100% of the fee simple interest in two data centers leased to three tenants, as well as a 51% interest, through the Datacom JV, in 150 towers with associated ground leases or easements, two rooftop easements, 233 tenant operating leases and other related assets.

On April 30, 2026, the Company ceased offering and selling shares of its common stock pursuant to the Public Offering and filed a Post-Effective Amendment to its Registration Statement to deregister the shares of common stock that remained unsold under the Registration Statement. As of April 30, 2026, the Company had accepted aggregate gross offering proceeds of approximately $31,711,817 in the Public Offering.

Due to recent volatility in the digital infrastructure market driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter credit conditions, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests, the Advisor, with the assistance from a financial advisor, has been internally reviewing the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. As previously disclosed, based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity and continues to evaluate strategic alternatives for the Company, including the suspension of the Company's distribution program and share repurchase program (other than repurchases sought pursuant to the death or qualifying disability of a stockholder), which suspensions remain in effect as of the date of this filing.

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

On May 14, 2026, the Board authorized the amendment of the Company’s valuation policy to change the frequency that the Company determines its estimated NAV per share from monthly to quarterly. Therefore, following the announcement of the Company’s March 2026 estimated NAV per share, subsequent NAV per share determinations are made on a quarterly basis.

As the Company continues its review of strategic alternatives, which may include, among other things, a sale of the Company or its assets, a merger or other business combination transaction, recapitalization, an orderly liquidation, or the continuation of the Company's current business plan, as well as other potential transactions or strategic actions, the Company expects to operate with constrained liquidity and will limit its activities primarily to maintaining existing operations and meeting ongoing obligations.

Subsequent to June 30, 2026, on July 31, 2026, James A. Condon resigned as Chairman of the Board, a member of the Board and President of the Company, effective immediately. Mr. Condon also resigned as President of the Sponsor and the Advisor. On August 3, 2026, the Board appointed Adam Baxter, who serves as Secretary and a member of the Board, as Chairman of the Board and President of the Company. Mr. Baxter was also appointed as President of both the Advisor and the Sponsor. Additionally, on July 31, 2026, Bryan B. Marsh III resigned as Head of Data Center Investments of both the Sponsor and the Advisor. None of these resignations were due to any disagreement with the Company, the Board, the Advisor or the Sponsor on any matter relating to their operations, policies or practices.

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

Results of Operations

As of June 30, 2026, the Company’s portfolio represents the two data centers leased to three tenants. The disposition of the Company’s Tower Assets in December 2025 represented a strategic shift in the Company’s business and as such, qualified for discontinued operations presentation. The results of the properties that have been sold for the three and six months ended June 30, 2025 were reclassified to loss from discontinued operations. These reclassifications had no effect on our reported net income.

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Rental revenues	$655,921	$624,496	$31,425	$1,311,255	$1,249,029	$62,226
Total revenues	655,921	624,496	31,425	1,311,255	1,249,029	62,226
Expenses:
Property operating expenses	96,490	55,468	41,022	171,574	125,065	46,509
General and administrative	866,071	1,153,629	(287,558)	1,424,169	1,391,928	32,241
Asset management fees	335,833	365,855	(30,022)	686,342	733,342	(47,000)
Depreciation and amortization	306,253	306,253	—	612,506	612,506	—
Performance participation allocation	—	—	—	—	165,100	(165,100)
Total expenses	1,604,647	1,881,205	(276,558)	2,894,591	3,027,941	(133,350)
Loss on investment in Datacom JV	(1,404,492)	(933,030)	(471,462)	(2,791,381)	(2,372,646)	(418,735)
Interest expense	(314,980)	(388,705)	73,725	(630,915)	(644,538)	13,623
Interest income	206,711	1,779	204,932	519,659	3,550	516,109
Gain on sale of easement	110,172	—	110,172	110,172	—	110,172
Loss from continuing operations	(2,351,315)	(2,576,665)	225,350	(4,375,801)	(4,792,546)	416,745
Loss from discontinued operations	—	(771,000)	771,000	—	(1,510,997)	1,510,997
Net loss	(2,351,315)	(3,347,665)	996,350	(4,375,801)	(6,303,543)	1,927,742
Net loss attributable to non-controlling interests in the Operating Partnership	(245,654)	(511,744)	266,090	(455,469)	(955,123)	499,654
Net loss attributable to Company’s stockholders	$(2,105,661)	$(2,835,921)	$730,260	$(3,920,332)	$(5,348,420)	$1,428,088

Rental Revenue

For the three and six months ended June 30, 2026, rental revenues remained generally flat compared to the three and six months ended June 30, 2025 as both data centers were fully occupied at the beginning of January 2025. The additional income was attributable to the true-up of reimbursement income.

General and Administrative

For the three months ended June 30, 2026, general and administrative expenses decreased compared to the three months ended June 30, 2025 due to the decrease in audit fee, legal and printing costs, among others, as a result of the termination of the Offering in April 2026 and reduced filings and reporting. For the six months ended June 30, 2026, general and administrative expenses increased compared to the six months ended June 30, 2025 due to the write-off of the offering related legal and printing costs incurred in the same month the Offering was terminated.

Asset Management Fees

For the three and six months ended June 30, 2026, asset management fees were slightly lower compared to the three and six months ended June 30, 2025 due to the slight decrease in net asset value. Asset management fees were broadly in line with prior year given there were no material changes in NAV under management.

Performance Participation Allocation

There was no performance participation allocation recognized during the three and six months ended June 30, 2026 as the total returns did not exceed the hurdle rate for the period.

Loss on Investment in Datacom JV

For the three and six months ended June 30, 2026, loss on investment in the Datacom JV slightly decreased compared to the three and six months ended June 30, 2025 due to the increase in interest expense associated with the increase in borrowings and depreciation expense which was partially offset by the increase in rental revenue. The increase in rental revenue was attributable to the asset acquisitions.

Interest Expense

For the three and six months ended June 30, 2026, interest expense slightly increased compared to the three and six months ended June 30, 2025 due to the increase in borrowings partially offset by the decrease in SOFR interest rate. The increase in borrowings amounting to $1,690,795 was attributable to the portion related to the Tower Assets sold, which was retained in December 2025 due to an adequate asset base supporting borrowing capacity.

Interest Income

For the three and six months ended June 30, 2026, interest income increased compared to the three and six months ended June 30, 2025 due to the increase in average cash balance which was attributable to the proceeds from the Tower Sale.

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

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To calculate our NAV for the purpose of establishing a repurchase price for our shares, we adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The Advisor will calculate the fair value of our real estate properties, which will be reviewed for reasonableness by our independent valuation advisor. Our Advisor may retain additional third-parties to assist with our valuations of certain investments. Our Advisor does not rely on third-parties, including our independent valuation advisor, in calculating the NAV. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value.

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

June 30, 2026 NAV Per Share

On July 24, 2026, the Board approved an updated quarterly estimated NAV for each outstanding class of shares of the Company and Class P and Class PX limited partnership units of the Operating Partnership as of June 30, 2026. The Company calculates an estimated NAV per share in accordance with the valuation policy adopted by its audit committee and approved by the Board. The Company’s estimated NAV per share for each class of stock is calculated by the Advisor and reviewed and confirmed by the audit committee prior to Board approval.

The total NAV presented in the following tables includes the NAV of the holders of the Company’s Class A shares (were not offered in the Public Offering), Class AX shares (were not offered in the Public Offering), Class I shares and Class IX shares (were not offered in the Public Offering), Class T shares, as well as partnership interests of the Operating Partnership held by parties other than the Company. As of June 30, 2026, no Class D shares or Class S shares were outstanding. The following table provides a breakdown of the major components of the Company’s total NAV as of June 30, 2026:

Components of NAV
Investments in properties	$38,051,602
Investment in Datacom JV	50,373,721
Cash and cash equivalents	27,565,541
Due from affiliates	134,467
Tenant and other receivables	273,864
Prepaid and other assets, net	2,574,307
Accounts payable and accrued liabilities	(914,185)
Due to affiliates	(763,224)
Loan payable	(18,096,251)
Interest expense payable	(16,871)
Unamortized expense support repayment/O&O(1)	13,010,582
Net asset value	$112,193,553
(1)	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the Expense Support Agreement and advisory agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four- to-five-year period as a reduction of the outstanding unamortized balance. As of June 30, 2026, the unamortized expense support repayment balance was $13,010,582 with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note, or the Promissory Note, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five- year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital Limited ABN 94 138 990 593 executed a Limited Guarantee to guarantee our Advisor’s obligations under the Promissory Note.

The following table provides a breakdown of the Company’s total NAV and NAV per share/unit by class as of June 30, 2026:

						Class P	Class PX
	Class A	Class AX	Class I	Class IX	Class T	Units (1)	Units (1)	Total (2)
Net Asset Value	$41,253,371	$12,922,815	$31,848,833	$12,997,069	$676,913	$10,748,126	$1,746,426	$112,193,553
Number of outstanding shares	4,287,191	1,345,067	3,305,288	1,351,915	69,793	1,105,927	179,737	11,644,918
NAV/Share	$9.6225	$9.6076	$9.6357	$9.6138	$9.6989	$9.7187	$9.7165	$9.6346
(1)	Includes the partnership interests of the Operating Partnership held by parties other than the Company.
(2)	As noted above, Class A shares, Class AX shares and Class IX shares were not offered in the Public Offering. Such shares were offered in the Company’s private offering, which terminated prior to the commencement of the Public Offering.

Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the valuations, based on property types:

		Exit
	Discount	Capitalization
Property Type	Rate	Rate
Investment in Datacom JV	6.60%	4.24%
Data Centers	7.25%	6.25%

These assumptions are determined by our Advisor and reviewed for reasonableness by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

			Data Centers
	Hypothetical	Investment in	Investment
Input	Change	Datacom JV	Values
Discount Rate	0.25% decrease	2.04%	1.89%
Discount Rate	0.25% increase	(1.99)%	(1.85)%
Exit Capitalization Rate	0.25% decrease	4.36%	2.50%
Exit Capitalization Rate	0.25% increase	(3.86)%	(2.31)%

The following table reconciles U.S. GAAP stockholders’ equity per our condensed consolidated balance sheets as of June 30, 2026:

Total equity	$73,706,766
Adjustments:
Unrealized appreciation of investments in real estate and Datacom JV	22,522,113
Accumulated depreciation and amortization	3,430,243
Straight line rent receivable	(510,775)
Accrued stockholder servicing fees	34,624
Accrued expense support repayment	13,010,582
NAV	$112,193,553

The following details the adjustments to reconcile the Company’s total GAAP equity to our NAV:

●	We depreciate our investments in properties and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization are not recorded for purposes of calculating our NAV.

●	Our investments in properties are presented at their depreciated cost basis in our consolidated GAAP financial statements. Our investment in Datacom JV is accounted for under the equity method of accounting. As such, any increases or decreases in the fair market value of our investments in real estate as well as our investment in Datacom JV are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and Datacom JV are recorded at fair value.

●	Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class T shares, Class S shares and Class D shares. Under GAAP, we accrued (i) the full amount, up to the applicable 8.75% fee limitation, for Class T shares, Class S shares and Class D shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class T shares, Class S shares and Class D shares as an offering cost at the time we issued the applicable share. The Company did not issue any Class S or Class D shares of common stock. Refer to Note 9, “Equity,” to our condensed consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly or quarterly basis, as applicable, when such fees are paid.

●	We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

Liquidity and Capital Resources

As of June 30, 2026, our current total liquidity is $27,565,541, representing cash and cash equivalents. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources. Historically, we have generated capital through the issuances of our common stock and OP Units and by borrowing monies. The Public Offering terminated on April 30, 2026 and we are currently not raising any capital.

Due to recent volatility in the digital infrastructure market driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter conditions in the credit markets, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests, the Advisor, with the assistance from a financial advisor, has been internally reviewing the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. As previously disclosed, based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity and continues to evaluate strategic alternatives for the Company, including the suspension of the Company's distribution program and share repurchase program (other than repurchases sought pursuant to the death or qualifying disability of a stockholder), which suspensions remain in effect as of the date of this filing. There is no further borrowing capacity on Sunflower Secured Credit Facility; therefore, depending on the outcome of the strategic review, we may decide to obtain other lines of credit for various purposes. Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

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

For the six months ended June 30, 2026 and 2025, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. Proceeds from our offerings have been used to fund the payment of distributions declared and distributed for the three and six months ended June 30, 2026 and 2025 as follows:

	Six Months Ended June 30,
	2026	2025
Distributions declared:
Paid or payable in cash	$1,556,007	$2,281,980
Reinvested in shares or units (DRP)	559,609	953,277
Total declared and distributed	$2,115,616	$3,235,257
Source of funds for distributions:
Offering proceeds	$1,556,007	$2,281,980
Issuance of new shares of units (DRP)	559,609	953,277
Total sources for distributions	$2,115,616	$3,235,257

Contractual Obligations

The following table summarizes current and long-term material cash requirements as of June 30, 2026:

	Material Cash Requirements
		Less than			More than
	Total	1 Year	1 – 2 Years	3 – 5 Years	5 Years
Indebtedness	$18,096,251	$366,816	$17,729,435	$—	$—
Interest payments(1)	1,837,783	578,957	1,258,826	—	—
Total	$19,934,034	$945,773	$18,988,261	$—	$—
(1)	Interest payments for variable rate debt obligation are estimated using the most recent variable interest rate in effect to date.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Net Change
Net cash used in operating activities	$(4,017,316)	$(251,748)	$(3,765,568)
Net cash provided by (used in) investing activities	162,281	(4,580,128)	4,742,409
Net cash (used in) provided by financing activities	(10,623,728)	2,657,347	(13,281,075)

Operating Activities

For the six months ended June 30, 2026 and 2025, cash flows used by operating activities were primarily related to the payments of general and administrative expenses, reimbursement of expenses paid by the Advisor and its affiliates, and interest payments on our outstanding indebtedness. The increase in cash used in operating activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by a repayment of performance participation allocation payable to the Advisor as well as repayment of amounts due to affiliates during the six months ended June 30, 2026. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, the decrease in net cash used in investing activities was primarily due to a $4.6 million decrease in asset acquisitions and funding of preacquisition development costs.

Financing Activities

For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, the increase in net cash used in financing activities was primarily due to a decrease of $8.3 million in proceeds from the issuance of common stock and OP Units and a decrease of $5.8 million in borrowings under the Company’s Revolving Facility. These decreases were partially offset by lower redemptions of common stock and OP Units as the Repurchase Programs were partially suspended beginning April 2026.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. No modifications to these estimates were made during the three and six months ended June 30, 2026.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A “Risk Factors” in our Annual Report as updated by the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company during the three months ended June 30, 2026.

Use of Proceeds

From inception through June 30, 2026, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering, the OP Unit Offering, and the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,984,298	Actual
Other organization and offering costs	8,330,034	Actual
Total	$10,314,332

As of June 30, 2026, the net offering proceeds to us from our Private Offering, the OP Unit Offering, and the Public Offering, including proceeds from the Company’s distribution reinvestment plan (“DRP”) and after deducting the total expenses incurred as described above, were approximately $166,737,665.

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

As previously disclosed, on April 28, 2026, in connection with the Board’s decision to review strategic alternatives and preserve liquidity, the Board did not authorize distributions to the Company’s stockholders for the remainder of the second quarter of 2026. The Company paid previously authorized and declared distributions for the month of April 2026 in May 2026. All such distributions were paid in cash. The Company will not issue future distributions to its stockholders unless and until such time as the Board declares a distribution. The Board will continue to assess its distribution policy on a quarterly basis taking into consideration market conditions, the Company’s operations and future capital needs, among other things, to determine if and when it is in the Company’s and its stockholders’ best interests to reinstate distributions to its stockholders.

From January through April 2026, the Company declared $2,115,616 in distributions, all of which were paid by May 2026. For the six months ended June 30, 2025, the Company declared distributions totaling to $3,235,257, of which $378,929 was unpaid as of June

30, 2025, and was recorded as “Distributions payable” on the accompanying condensed consolidated balance sheet.  All of the unpaid distributions as of June 30, 2025 were paid in July 2025.

The following table provides information regarding distributions we declared for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Distributions
Payable in cash	$1,556,007	$2,281,980
Reinvested in shares	559,609	953,277
Total distributions	$2,115,616	$3,235,257

Distribution Reinvestment Plan

During the Public Offering, which terminated on April 30, 2026, the Company provided an offering up to $75 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserved the right to reallocate the shares the Company was offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. There were no selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares was reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. For the six months ended June 30, 2026, $559,609 in distributions were reinvested pursuant to the Company’s DRP. The DRP was suspended in connection with the termination of the Public Offering and remains suspended as of the date of this filing.

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

If a new quarterly NAV per share is publicly announced within three business days of a Repurchase Date, an investor that has requested to have his or her shares repurchased will have three business days from the announcement of the quarterly NAV per share to withdraw his or her repurchase request by notifying the transfer agent before 4:00 p.m. (Eastern time). Settlements of share repurchases will generally be made within three business days of the Repurchase Date, provided, however, that settlements of share repurchase requests in the aforementioned scenario will not be made earlier than three business days after the announcement of a quarterly NAV per share.

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

On April 28, 2026, the Board elected to partially suspend the Company’s Repurchase Programs, effective commencing with repurchase requests that would otherwise have been processed in April 2026, in order to preserve the Company’s liquidity to strengthen the Company’s long-term financial prospects in light of recent market volatility and uncertainty. The Company will not accept or process any new or pending repurchase requests under the Repurchase Programs during the suspension period; provided, however, that the Company will continue to process repurchases due to death and qualifying disability in accordance with the terms of the Repurchase Programs. The Repurchase Programs shall remain suspended unless and until such time as the Board approves their reinstatement. The Board will continue to evaluate the Company’s Repurchase Program on a quarterly basis to determine if and when it is in the Company’s and its stockholders’ and its unitholders’ best interests to reinstate the Repurchase Program.

During the three months ended June 30, 2026, the Company repurchased the following shares of common stock under the partially suspended share repurchase program:

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
April 2026	1,840,173	—	$—	—
May 2026	1,872,986	4,803	$9.7460	—
June 2026	1,906,423	—	$—	—
(1)	Represents aggregate NAV of the shares repurchased under our share repurchase program over aggregate NAV of all shares outstanding, in each case, based on the then-current NAV.
(2)

Repurchases are limited as described above, and commencing with repurchases in April 2026, we partially suspended the repurchase program to only allow death and qualifying disability repurchase requests.As of June 30, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $18,343,321 worth of shares of common stock based on the June 2026 NAV.

The Operating Partnership’s repurchase program with respect to Class P OP Units and Class PX OP Units (the “OP Unit repurchase program”) is a separate repurchase program from our share repurchase program; however, the terms of the OP Unit repurchase program generally mirror the terms of our share repurchase program, and it has the same limitations described above based on the Operating Partnership’s aggregate NAV. Pursuant to the OP Unit repurchase program, to the extent we, on behalf of the Operating Partnership, choose to repurchase OP Units in any particular month, we will only repurchase OP Units as of the opening of the last calendar day of that month (each such date, an “OP Unit Repurchase Date”). Repurchases will be made at the transaction price in effect on the OP Unit Repurchase Date, except that OP Units that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “OP Unit Early Repurchase Deduction”) of such OP Units. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The OP Unit Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death, qualified disability or divorce of the holder. As noted above, the OP unit repurchase program was partially suspended effective commencing with repurchase requests that would otherwise have been processed in April 2026.

During the three months ended June 30, 2026, the Company repurchased the following OP Units under the partially suspended OP Unit Repurchase Program:

		Total Number of		Approximate Dollar
		Units Purchased as		Value of Units
	Total Number of	Part of Publicly		Available that may yet
	Units Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Unit (1)	Percentage of NAV (2)
April 2026	263,071	—	$—	—
May 2026	263,071	—	$—	—
June 2026	263,071	—	$—	—
(1)	Represents aggregate NAV of the units repurchased under the repurchase program over aggregate NAV of all units outstanding, in each case, based on the then-current NAV.
(2)	Repurchases are limited as described above, and commencing with repurchases in April 2026, we partially suspended the repurchase program to only allow death and qualifying disability repurchase requests. As of June 30, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $2,556,707 worth of OP Units based on the June 2026 NAV.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

June 30, 2026
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

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Valuation Guidelines (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2026 and incorporated herein by reference)
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

StratCap Digital Infrastructure REIT, Inc.

Date:	August 14, 2026	By:	/s/ Adam Baxter
Adam Baxter
President, Secretary and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 14, 2026	By:	/s/ Michael Weidner
Michael Weidner
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)