Form 10-Q
period 2026-09-30
StratCap Digital Infrastructure REIT, Inc.
filed 2026-11-13
CIK 1868516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had the following shares outstanding: 4,277,776 outstanding shares of Class A common stock, 1,341,958 outstanding shares of Class AX common stock, 3,305,288 outstanding shares of Class I common stock, 1,351,915 outstanding shares of Class IX common stock, and 69,793 outstanding shares of Class T common stock.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investments in properties, net	$25,690,332	$26,269,316
Investment in Datacom JV	30,703,583	34,861,734
Cash and cash equivalents	9,211,997	42,044,304
Tenant and other receivables	660,447	752,865
Prepaid and other assets, net	2,442,486	2,609,890
Due from affiliates	81,255	104,154
Intangible assets, net	4,893,818	5,332,835
Total assets	$73,683,918	$111,975,098
Liabilities and Equity
Loan payable	$—	$18,340,795
Accounts payable and accrued liabilities	891,208	1,523,344
Interest expense payable	—	28,818
Redemptions payable	30,537	2,081,338
Distributions payable	—	364,209
Due to affiliates	944,516	2,330,214
Performance participation allocation payable to affiliate	—	948,118
Deferred rental revenue	—	89,927
Intangible lease liabilities, net	440,563	629,374
Total liabilities	2,306,824	26,336,137
Commitments and contingencies (Note 13)
Equity
Common stock – Class A shares, $0.01 par value per share, 6,000,000 and 100,000,000 shares authorized, 4,282,337 and 4,446,233 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$42,823	$44,462
Common stock – Class AX shares, $0.01 par value per share, 3,000,000 and 100,000,000 shares authorized, 1,341,888 and 1,387,403 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13,419	13,875
Common stock – Class D shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class DX shares, $0.01 par value per share, 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class I shares, $0.01 par value per share, 100,000,000 shares authorized, 3,305,288 and 3,428,604 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	32,999	34,286
Common stock – Class IX shares, $0.01 par value per share, 100,000,000 shares authorized, 1,351,915 and 1,507,140 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13,519	15,071
Common stock – Class S shares, $0.01 par value per share, 94,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock – Class T shares, $0.01 par value per share, 97,000,000 shares authorized, 69,793 and 58,102 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	698	581
Additional paid-in-capital	108,932,317	113,785,361
Accumulated deficit and cumulative distributions	(42,458,502)	(34,627,996)
Total stockholders’ equity	66,577,273	79,265,640
Non-controlling interests in the Operating Partnership	4,799,821	6,373,321
Total equity	71,377,094	85,638,961
Total liabilities and equity	$73,683,918	$111,975,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenues	$653,225	$681,923	$1,964,480	$1,930,952
Total revenues	653,225	681,923	1,964,480	1,930,952
Expenses:
Property operating expenses	99,624	101,068	271,198	226,133
General and administrative	609,670	1,129,567	2,033,839	2,521,495
Asset management fees	331,001	382,979	1,017,343	1,116,321
Depreciation and amortization	306,253	306,253	918,759	918,759
Performance participation allocation	—	(165,100)	—	—
Total expenses	1,346,548	1,754,767	4,241,139	4,782,708
Loss on investment in Datacom JV	(1,366,770)	(1,381,269)	(4,158,151)	(3,753,915)
Interest expense	(213,264)	(297,665)	(844,179)	(942,203)
Interest income	101,790	1,755	621,449	5,305
Loss on extinguishment of debt	(95,388)	—	(95,388)	—
Gain on sale of easement	—	—	110,172	—
Loss from continuing operations	(2,266,955)	(2,750,023)	(6,642,756)	(7,542,569)
Loss from discontinued operations	—	(998,955)	—	(2,509,952)
Net loss	(2,266,955)	(3,748,978)	(6,642,756)	(10,052,521)
Net loss attributable to non-controlling interests in the Operating Partnership	(236,985)	(429,875)	(692,454)	(1,384,998)
Net loss attributable to Company’s stockholders	$(2,029,970)	$(3,319,103)	$(5,950,302)	$(8,667,523)

Basic and diluted earnings per share:
Loss from continuing operations attributable to Company’s stockholders	$(0.20)	$(0.23)	$(0.57)	$(0.62)
Loss from discontinued operations attributable to Company’s stockholders	—	(0.08)	—	(0.21)
Loss per share attributable to Company's stockholders	$(0.20)	$(0.31)	$(0.57)	$(0.83)
Basic and diluted weighted average shares outstanding	10,356,932	10,866,514	10,463,040	10,386,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

For the three months ended September 30, 2026

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Stockholders’	Class P	Class PX	Total Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Common Units	Common Units	Units ($)	Equity ($)
Balance at June 30, 2026	4,287,191	1,345,067	3,305,288	1,351,915	69,793	$103,539	$108,995,734	$(40,429,313)	$68,669,960	1,105,927	179,737	$5,036,806	$73,706,766
Reversal of excess dividends and distributions declared	—	—	—	—	—	—	—	781	781	—	—	—	781
Redemptions of common shares and common units	(4,854)	(3,179)	—	—	—	(81)	(77,167)	—	(77,248)	—	—	—	(77,248)
Stock-based compensation expense	—	—	—	—	—	—	13,750	—	13,750	—	—	—	13,750
Net loss	—	—	—	—	—	—	—	(2,029,970)	(2,029,970)	—	—	(236,985)	(2,266,955)
Balance at September 30, 2026	4,282,337	1,341,888	3,305,288	1,351,915	69,793	$103,458	$108,932,317	$(42,458,502)	$66,577,273	1,105,927	179,737	$4,799,821	$71,377,094

For the nine months ended September 30, 2026

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Stockholders’	Class P	Class PX	Total Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Common Units	Common Units	Units ($)	Equity ($)
Balance at December 31, 2025	4,446,233	1,387,403	3,428,604	1,507,140	58,102	$108,275	$113,785,361	$(34,627,996)	$79,265,640	1,172,064	177,652	$6,373,321	$85,638,961
Common shares issued	—	—	—	—	11,443	114	119,886	—	120,000	—	—	—	120,000
Offering costs	—	—	—	—	—	—	(110,583)	—	(110,583)	—	—	—	(110,583)
Dividends and distributions declared ($0.18 per share/unit)	—	—	—	—	—	—	—	(1,880,204)	(1,880,204)	—	—	(234,631)	(2,114,835)
Distribution reinvestment	—	15,301	24,652	13,285	248	535	535,377	—	535,912	—	2,350	23,697	559,609
Redemptions of common shares and common units	(163,896)	(60,816)	(173,627)	(148,203)	—	(5,465)	(5,466,854)	—	(5,472,319)	(66,137)	(265)	(670,112)	(6,142,431)
Exchange of common shares and common units	—	—	20,241	(20,307)	—	(1)	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,418	—	—	—	69,129	—	69,129	—	—	—	69,129
Net loss	—	—	—	—	—	—	—	(5,950,302)	(5,950,302)	—	—	(692,454)	(6,642,756)
Balance at September 30, 2026	4,282,337	1,341,888	3,305,288	1,351,915	69,793	$103,458	$108,932,317	$(42,458,502)	$66,577,273	1,105,927	179,737	$4,799,821	$71,377,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

For the three months ended September 30, 2025

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
Balance at June 30, 2025	4,709,994	1,449,051	2,168,458	1,738,483	9,443	$100,609	$93,262,022	$(36,729,805)	$56,632,826	1,666,029	183,853	$11,259,670	$67,892,496
Common shares issued	—	—	1,276,157	—	22,466	12,985	13,165,688	—	13,178,673	—	—	—	13,178,673
Offering costs	—	—	—	—	—	—	(11,411)	—	(11,411)	—	—	—	(11,411)
Dividends and distributions declared ($0.14 per share/unit)	—	—	—	—	—	—	—	(1,391,819)	(1,391,819)	—	—	(221,660)	(1,613,479)
Distribution reinvestment	—	18,919	10,059	19,047	—	485	484,207	—	484,692	—	2,357	23,873	508,565
Redemptions of common shares and common units	(127,790)	(32,740)	(223,108)	(140,157)	—	(5,096)	(5,283,913)	—	(5,289,009)	(74,446)	(10,727)	(865,804)	(6,154,813)
Exchange of common shares and common units	6,193	(6,276)	347,822	4,871	—	3,526	3,589,539	—	3,593,065	(350,000)	—	(3,593,065)	—
Common shares canceled	—	—	(180,000)	—	—	(1,800)	1,800	—	—	—	—	—	—
Contribution attributable to waived management fee	—	—	—	—	—	—	1,439,000	—	1,439,000	—	—	—	1,439,000
Stock-based compensation expense	—	—	—	—	—	—	49,257	—	49,257	—	—	—	49,257
Net loss	—	—	—	—	—	—	—	(3,319,103)	(3,319,103)	—	—	(429,875)	(3,748,978)
Balance at September 30, 2025	4,588,397	1,428,954	3,399,388	1,622,244	31,909	$110,709	$106,696,189	$(41,440,727)	$65,366,171	1,241,583	175,483	$6,173,139	$71,539,310

For the nine months ended September 30, 2025

	Stockholders’ Equity									Non-controlling Interests in the Operating Partnership
	Class A	Class AX	Class I	Class IX	Class T			Accumulated Deficit	Total	Class P	Class PX	Total
	Common	Common	Common	Common	Common	Par Value	Additional Paid-In	and Cumulative	Shareholders’	Common	Common	Common	Total
	Shares	Shares	Shares	Shares	Shares	Amount ($)	Capital ($)	Distributions ($)	Equity ($)	Units	Units	Units ($)	Equity ($)
Balance at December 31, 2024	4,990,586	1,423,800	1,828,031	1,934,499	—	$101,772	$97,708,275	$(28,660,011)	$69,150,036	1,595,686	206,373	$12,248,469	$81,398,505
Common shares issued	114,471	1,416	1,803,527	26,526	31,909	19,777	20,284,429	—	20,304,206	—	—	—	20,304,206
Common units issued	—	—	—	—	—	—	—	—	—	129,854	—	1,352,500	1,352,500
Offering costs	—	—	—	—	—	—	(3,633,823)	—	(3,633,823)	—	—	(26,778)	(3,660,601)
Dividends and distributions declared ($0.40 per share/unit)	—	—	—	—	—	—	—	(4,113,193)	(4,113,193)	—	—	(735,543)	(4,848,736)
Distribution reinvestment	—	62,344	13,084	74,859	—	1,502	1,533,699	—	1,535,201	—	8,057	82,634	1,617,835
Redemptions of common shares and common units	(522,853)	(52,330)	(413,076)	(418,511)	—	(14,068)	(14,340,073)	—	(14,354,141)	(133,957)	(38,947)	(1,770,080)	(16,124,221)
Exchange of common shares and common units	6,193	(6,276)	347,822	4,871	—	3,526	3,589,539	—	3,593,065	(350,000)	—	(3,593,065)	—
Common shares canceled	—	—	(180,000)	—	—	(1,800)	1,800	—	—	—	—	—	—
Contribution attributable to waived management fee	—	—	—	—	—	—	1,439,000	—	1,439,000	—	—	—	1,439,000
Stock-based compensation expense	—	—	—	—	—	—	113,343	—	113,343	—	—	—	113,343
Net loss	—	—	—	—	—	—	—	(8,667,523)	(8,667,523)	—	—	(1,384,998)	(10,052,521)
Balance at September 30, 2025	4,588,397	1,428,954	3,399,388	1,622,244	31,909	$110,709	$106,696,189	$(41,440,727)	$65,366,171	1,241,583	175,483	$6,173,139	$71,539,310

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows Used in Operating Activities:
Net loss	$(6,642,756)	$(10,052,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on investment in Datacom JV	4,158,151	3,753,915
Depreciation and amortization	918,759	3,317,556
Gain on sale of easement	(110,172)	—
Asset retirement obligation - accretion expense	—	74,431
Amortization of deferred financing costs	42,907	65,081
Loss on extinguishment of debt	95,388	—
Straight-line rental income	(78,765)	(143,570)
Non-cash lease expense	—	134,215
Above market lease amortization	47,133	47,133
Below market lease amortization	(188,811)	(188,812)
Stock-based compensation expense	69,129	113,343
Changes in operating assets and liabilities:
Tenant and other receivables	51,183	(46,009)
Due from affiliates	22,899	(86,798)
Prepaid and other assets - net	29,109	(2,383)
Accounts payable and accrued liabilities	(512,136)	(335,086)
Deferred rental revenue	(89,927)	110,263
Due to affiliates	(1,063,834)	1,458,284
Lease liabilities - net	—	(106,354)
Interest expense payable	(28,818)	(7,418)
Performance participation allocation payable	(948,118)	—
Net cash used in operating activities	(4,228,679)	(1,894,730)
Cash Flows Used in Investing Activities:
Asset acquisitions	—	(3,311,562)
Proceeds from sale of easement	162,281	—
Prepaid acquisition costs	—	(3,825,492)
Net cash provided by (used in) investing activities	162,281	(7,137,054)
Cash Flows from Financing Activities:
Repayment of revolving facility	(18,340,795)	—
Proceeds from revolving facility	—	5,505,795
Proceeds from issuance of common shares	120,000	20,305,330
Redemptions paid to common shareholders	(7,290,412)	(13,317,711)
Offering costs for issuance of common shares	(432,447)	(969,291)
Dividends and distributions paid to common shares	(1,653,869)	(2,739,111)
Proceeds from issuance of non-controlling interests in the Operating Partnership	—	1,352,500
Redemptions paid to non-controlling interests in the Operating Partnership	(902,820)	(1,527,158)
Offering costs for issuance of non-controlling interest in the Operating Partnership	—	(26,778)
Dividends and distributions paid to non-controlling interest in the Operating Partnership	(265,566)	(679,609)
Net cash (used in) provided by financing activities	(28,765,909)	7,903,967
Net change in cash and cash equivalents	(32,832,307)	(1,127,817)
Cash and cash equivalents, beginning of period	42,044,304	2,512,642
Cash and cash equivalents, end of period	$9,211,997	$1,384,825

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$830,090	$1,811,559
Cash paid for operating leases	$—	$253,615

Noncash Investing and Financing Activities:
Ground lease right of use assets obtained in exchange for operating lease liabilities	$—	$410,076
Dividends and distributions reinvested	$559,609	$1,617,835
Distributions payable to common shareholders	$—	$304,761
Offering costs included in due to affiliates	$199,676	$535,532
Receivable from affiliates	$—	$243,272
Addition of asset retirement obligations in relation to acquisitions	$—	$193,208
Distributions payable to non-controlling interests in the Operating Partnership	$—	$55,934
Redemptions payable	$30,537	$2,044,064
Prepaid acquisition costs applied to current period acquisitions	$—	$1,190,703
Prepaid offering costs reclassified to additional paid-in capital	$—	$2,191,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

STRATCAP DIGITAL INFRASTRUCTURE REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

StratCap Digital Infrastructure REIT, Inc. (the “Company”) is a Maryland corporation formed on April 7, 2021 (“inception”), and has qualified since December 31, 2021, and expects to continue to qualify, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is the sole general partner and majority limited partner of SWIF II Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership formed on May 28, 2021. As of September 30, 2026 and December 31, 2025, the Company owned 89.0% and 88.9% equity interests in the Operating Partnership, respectively. Substantially all of the Company’s business is conducted through the Operating Partnership.

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

As of September 30, 2026, the Company owns fee simple interests in two data centers as well as a 51% equity interest, through StratCap Wireless Datacom Ventures, LLC (the “Datacom JV”), an unconsolidated joint venture, in 150 towers with associated ground leases or easements, two rooftop easements, 235 tenant leases and other related assets.

Recent Developments

As of September 30, 2026, our current total liquidity was primarily comprised of $9,211,997 of cash and cash equivalents.

Due to recent volatility in the digital infrastructure market driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter credit conditions, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests, the Advisor, with the assistance from a financial advisor, has been internally reviewing the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. As previously disclosed, based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity, including the suspension of the Company's distribution program and share repurchase program (other than repurchases sought pursuant to the death or qualifying disability of a stockholder), which suspensions remain in effect as of the date of this filing.

On September 23, 2026, the Company announced that the Board had concluded its strategic alternatives review process. As part of that process, the Board reviewed strategic alternatives, including a potential sale of the Company, and retained a financial advisor that engaged in discussions with potential counterparties. Based on this process and subsequent review, the Board determined not to pursue a sale of the Company at this time.

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

The Company’s primary objective remains maximizing stockholder value while managing the Company’s liabilities, capital structure and liquidity. The Advisor and the Board will continue to evaluate the Company’s business plan and consider other alternatives, including potential asset sales or other strategic transactions, measures to manage the Company’s liabilities, capital structure and liquidity, and potential special distributions or other returns of capital in connection with any completed transaction. The timing, amount and form of any special distribution or other return of capital would depend on, among other things, the completion and terms of any asset sale or other transaction, the Company’s liabilities and liquidity requirements, appropriate reserves, the Company’s contractual obligations, applicable legal requirements and further approval by the Board. In the meantime, the Company expects to operate with constrained liquidity and will limit its activities primarily to maintaining existing operations and meeting ongoing obligations.

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

As of September 30, 2026, the total assets and liabilities of the Company’s consolidated VIEs were $73.5 million and $1.6 million, respectively, and as of December 31, 2025, the total assets and liabilities of the Company’s consolidated VIEs were $109.1 million and $23.3 million, respectively. Such amounts are included on the Company’s consolidated balance sheets.

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

For asset acquisitions, the aggregate purchase price is allocated on a relative fair value basis to tangible assets and related intangible assets acquired (including land, buildings, site improvements and lease intangibles). The Company assesses and considers fair value based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of tangible and intangible assets acquired is derived from estimated replacement costs or discounted cash flow valuation methods. In determining fair value using the discounted cash flow valuation method, management estimates the applicable discount rate and the timing and amount of future cash flows, including market rates and lease-up period. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the tangible and intangible assets, or require acceleration of the depreciation or amortization expense of tangible and intangible assets in subsequent periods. Direct transaction costs associated with asset acquisitions are capitalized as a component of the cost of the asset acquired.

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

Lease Intangibles

Lease intangibles primarily consist of the estimated fair values, as of the acquisition date, of in-place leases and tenant relationships (“contract rights”), of future tenant leases anticipated to be added to the acquired towers (“location capacity”), and the fair value of acquired in-place easements and ground leases with a finite life (“easements and right-of-use ground leases”).

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

The Company also evaluates for impairment consolidated properties to be sold, if there is any. The Company assesses whether the following criteria for classification as held for sale under GAAP have been met: (i) management has a committed plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) an active program to locate a buyer and complete the sale has been initiated; (iv) the sale of the property is probable within one year (generally evidenced by the property being listed for sale); (v) the property is actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes will be made to the plan or that the plan will be withdrawn. To the extent that these factors have been met, depreciation is discontinued, and the property is classified as held for sale and reported at the lower of the property’s carrying amount or fair value less estimated costs to sell. The Company’s determination of fair value is based on a number of assumptions that are subject to economic and market uncertainties, including, among others, the property’s geographic location, lease-up potential and expected timing of lease-up, and estimates regarding tenant cancellations and renewals. During the three and nine months ended September 30, 2026 and 2025, the Company determined that no impairment charges were necessary.

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

Tenant and Other Receivables

Tenant and other receivables includes rent and common area maintenance receivables, as well as the accumulated straight-line rent receivable balances and subscriptions received in advance. Management reviews its tenant related receivables on a monthly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the property is located. In the event that the collectability of rents receivable with respect to any given tenant is in doubt, the Company will record an increase in its allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. There were no allowances for uncollectible accounts as of September 30, 2026 and December 31, 2025.

Prepaid and Other Assets, net

Prepaid and other assets, net primarily includes deferred transaction and acquisition costs, deferred financing costs and prepaid insurance and ground rents. Deferred transaction and acquisition costs, which were $2,404,631 as of September 30, 2026 and December 31, 2025, include deposits and costs associated with due diligence and other pre-acquisition related activities. Deferred financing costs consist of lender’s fees, legal and other loan costs incurred in connection with the revolving line of credit. Deferred financing costs are amortized over the contractual terms of the respective financings using the straight-line method, which approximates the effective interest rate method. Following the pay-off of the loans payable in September 2026, the unamortized deferred financing costs amounting to $95,388 were written off and were included as part of loss on extinguishment of debt in the consolidated statements of operations during the three and nine months ended September 30, 2026. As of December 31, 2025, deferred financing costs were $138,295, net of accumulated amortization of $180,846. For the three months ended September 30, 2026 and 2025, $10,993 and $10,220, respectively, of deferred financing costs were amortized and recognized as interest expense in the accompanying consolidated statement of operations. For the nine months ended September 30, 2026 and 2025, $42,907 and $47,871, respectively, of deferred financing costs were amortized and recognized as interest expense in the accompanying consolidated statement of operations.

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

Since the Company recognizes revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Assets related to straight-line site rental revenues are recorded within “Tenant and other receivables” in the consolidated balance sheets. Straight-line rental revenue was $23,359 and $32,536 for the three months ended September 30, 2026 and 2025, respectively. Straight-line rental revenue was $78,765 and $104,198 for the nine months ended September 30, 2026 and 2025, respectively. Amounts billed or received prior to being earned are deferred and reflected in “Deferred rental revenue” in the consolidated balance sheets. Amounts to which the Company has an unconditional right to payment, which are related to both satisfied or partially satisfied performance obligations, are recorded within “Tenant and other receivables” in the consolidated balance sheets.

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

Pursuant to the 2021 Equity Incentive Plan, in March 2025, the Company granted 19,265 shares of restricted stock to independent directors of the Company that vest over a period of up to one year from the date of grant. In February 2026, the Company granted 5,418 additional shares of restricted stock to the independent directors. For the three months ended September 30, 2026 and 2025, the Company recognized stock compensation expense amounting to $13,750 and $49,257, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized stock compensation expense amounting to $69,129 and $113,343, respectively. Such expense is based on the grant date fair value for time-based awards that are probable of vesting, which fair value calculation used the most recently disclosed net asset value (“NAV”) per share for Class I shares at the time of grant. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025.

The carrying amounts of financial instruments such as loan payable and accounts payable and accrued expenses approximate their fair values due to the short-term maturities and market rates of interest of these instruments.

Concentration Risks

As of September 30, 2026 and December 31, 2025, the Company had cash on deposit in certain financial institutions that exceed the current federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

The Company owned data centers located in Missouri and California that account for approximately 63.46% and 36.54%, respectively, of the total data center rental revenue for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company owned data centers located in Missouri and California that accounted for approximately 62.91% and 37.09%, respectively, of the total data center rental revenue.

Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.73%, 22.73% and 36.54%, respectively, of the total data center rental revenue for the nine months ended

September 30, 2026. Data center leases with tenants under common control of TierPoint, Wesco and AT&T Inc. and its subsidiaries accounted for approximately 40.28%, 22.63% and 37.09%, respectively, of the total data center rental revenue for the nine months ended September 30, 2025.

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

3.	INVESTMENTS IN PROPERTIES, NET

Investments in properties, net consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Land	$3,693,340	$3,745,449
Building	22,871,656	22,871,656
Site improvements	1,615,557	1,615,557
Total costs	28,180,553	28,232,662
Less accumulated depreciation	(2,490,221)	(1,963,346)
Total investments in properties, net	$25,690,332	$26,269,316

Depreciation expense was $175,625 for each of the three months ended September 30, 2026 and 2025, and $526,875 for each of the nine months ended September 30, 2026 and 2025.

4.	ASSET ACQUISITIONS

The Company did not acquire any assets during the nine months ended September 30, 2026. The following table summarizes the cell tower asset acquisitions for the nine months ended September 30, 2025, which became part of the disposed group of assets in the Tower Sale and are included in the discontinued operations. Refer to Note 6, “Discontinued Operations,” for related disclosures.

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

The related assets, liabilities, and results of operations of the acquired properties were originally included in the consolidated financial statements from the date of acquisition. Following the Tower Sale, these accounts were included in the discontinued operations. The following table summarizes the estimated relative fair value purchase price allocations of the assets acquired and liabilities assumed at the acquisition dates as of September 30, 2025:

September 30, 2025
Assets:
Cell towers	$2,923,506
Land	89,536
Contract rights and tenant relationships	433,461
Network location & capacity	1,025,472
Rooftop easements and ground easements	226,523
Right-of-use assets obtained in exchange for operating lease liabilities	348,267
Total assets acquired	5,046,765
Liabilities:
Asset retirement obligation	193,208
Ground lease liabilities	348,267
Total liabilities assumed	541,475
Total Purchase Price	$4,505,290

5.	INTANGIBLES

The following table details the gross carrying amount and accumulated amortization of intangible assets and liabilities, not considered discontinued operations, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Intangible assets
Contract rights and tenant relationships	$6,167,497	$6,167,497
Above market leases	806,494	806,494
Total intangible assets	6,973,991	6,973,991
Less accumulated amortization	(2,080,173)	(1,641,156)
Total intangible assets, net	$4,893,818	$5,332,835

Intangible lease liabilities
Below-market leases	$1,321,686	$1,321,686
Less accumulated amortization	(881,123)	(692,312)
Total intangible lease liabilities, net	$440,563	$629,374

Amortization expense, which was included in depreciation and amortization expense, was $130,628 for each of the three months ended September 30, 2026 and 2025, and $391,884 for each of the nine months ended September 30, 2026 and 2025. The Company recognized an increase in rental revenue of $47,226 for each of the three months ended September 30, 2026 and 2025, and $141,678 for each of the nine months ended September 30, 2026 and 2025, for the amortization of the aggregate below-market leases in excess of above-market leases.

The following table represents the weighted average remaining useful lives of the intangible assets as of September 30, 2026:

Weighted-Average Remaining Life (Years)
Contract rights and tenant relationships	9
Above market lease	9
Below market lease	2

The following sets forth future annual amortization for acquisition-related intangibles for the next five years ended December 31 and thereafter:

Years ending December 31:	Intangible Assets	Intangible Liabilities
Remainder of 2026	146,339	62,937
2027	585,358	251,750
2028	585,358	125,876
2029	585,358	—
2030	585,358	—
Thereafter	2,406,047	—
Total	$4,893,818	$440,563

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

For the three and nine months ended September 30, 2025 and prior to the reclassification of the results of these Disposed Companies to loss from discontinued operations, the Disposed Companies represented approximately 42% and 42%, respectively, of the Company’s revenues, 39% and 38%, respectively, of the Company’s total expenses and 6% and 1%, respectively, of the Company’s total segment operating net loss.

The following table provides the results of the operations of these Disposed Companies for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenues
Rental revenues	$490,818	$1,394,212
Total income	490,818	1,394,212
Expenses
Property operating expenses	174,709	445,413
General and administrative	21,545	60,122
Depreciation and amortization	906,623	2,398,797
Accretion expense	26,043	74,431
Total expenses	1,128,920	2,978,763
Other income (expenses):
Interest expense	(361,725)	(927,020)
Interest income	873	1,619
Loss from discontinued operations	$(998,954)	$(2,509,952)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows for the nine months ended September 30, 2025. The following table provides the key cash flow and non-cash information related to discontinued operations:

Asset acquisitions	$(3,311,562)
Prepaid acquisition costs	$(3,825,492)
Proceeds from revolving credit facility	$5,505,795

Significant non-cash items:
Depreciation and amortization	$2,398,797
Addition of asset retirement obligations in relation to acquisitions	$193,208
Ground lease right of use assets obtained in exchange for operating lease liabilities	$410,076

7.INVESTMENT IN DATACOM JV

StratCap Wireless Datacom Ventures, LLC (the “Datacom JV”) is a Delaware limited liability company formed on December 8, 2022 with a primary purpose to invest in and manage certain fiber and wireless real estate assets. The Datacom JV was entered into by SWIF II Ventures I, LLC (the “SWIF Managing Member”), a wholly owned subsidiary of the Company, and DataCom, LP. (“DataCom Limited Partner,” collectively, “Datacom Members”). The Company accounts for its 51% ownership interest in the Datacom JV as an equity method investment as the Datacom JV is under the shared control of the two joint venture partners. The Company does not consolidate the Datacom JV as it does not have the power to direct the activities that most significantly impact Datacom JV’s economic performance. The Company considered acquisition, disposition, major operating and capital raising and allocation decisions as activities that primarily impact the economic results of the Datacom JV.

As of September 30, 2026, the Datacom Members do not have any outstanding or unfunded capital commitments. Except for allocated fees and certain fee contributions as summarized below, SWIF Managing Member may request additional capital based on their respective membership interests to fund new investments as well as to fund working capital. For the nine months ended September 30, 2026, DataCom Limited Partner contributed capital amounting to $2,049,081 to fund the asset management fees, management fees, acquisition fees, leasing commissions and loan coordination fees as summarized below.

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

The table below provides the cell tower assets owned by Datacom JV as of September 30, 2026:

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

Acquisition of Datacom JV Properties

There were no cell tower acquisitions during the nine months ended September 30, 2026. Summarized below are Datacom JV’s acquired portfolios of cell towers during the nine months ended September 30, 2025:

Property	Acquisition Date	Number of Towers	Property Type	Acquisition Cost
Honey Bear	June 2025	1	Cell Towers	$490,943
TowerCom	July 2025	9	Cell Towers	10,555,609
Parker Road	August 2025	1	Cell Towers	1,194,387
Total 2025 asset acquisitions		11		$12,240,939

Datacom JV Debt

On September 10, 2024, the Datacom JV entered into a credit agreement (the “Datacom Revolving Facility”) pursuant to which the Datacom JV may request advances on a revolving facility up to an initial aggregate principal of $30,000,000. On October 29, 2024, the Datacom JV amended the Datacom Revolving Facility to increase the aggregate principal commitment to $45,000,000. The Datacom Revolving Facility bears interest at a spread over Term SOFR ranging between 1.25% and 1.75% based on the loan to value at the date of borrowing and matures on September 10, 2029. The Datacom Revolving Facility is subject to interest only payment through

September 10, 2027. Beginning October 1, 2027 and every first day of each quarter, the outstanding principal balance begins amortizing based on a 30-year straight line amortization, with the remaining unamortized principal balance being due at maturity.

During the year ended December 31, 2025, Datacom JV borrowed $11,802,627 on the Datacom Revolving Facility to finance the acquisition costs associated with the Parker Road property, acquire the remaining assets of TowerCom portfolio, and fund the earnout related to the TowerCom portfolio. There were no borrowings during the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the carrying value of the Datacom Revolving Facility was $44,421,746 and $44,317,320, respectively, net of deferred financing costs. The unused capacity on Datacom Revolving Facility was $160,547 as of September 30, 2026.

Datacom JV Lease Arrangements

As a Lessor

The Datacom JV is the lessor to tenants under the operating leases. As of September 30, 2026, the weighted-average remaining current term of the tenant contracts was approximately 5.9 years. The future minimum rent to be received over the next five years and thereafter for noncancellable operating leases are as follows:

Year ending December 31:
Remainder of 2026	$1,511,891
2027	5,658,355
2028	4,994,340
2029	4,317,673
2030	3,016,276
Thereafter	6,490,378
Total	$25,988,913

For the nine months ended September 30, 2026, the Datacom JV owned cell towers located in Texas, Wisconsin, New York, Missouri and Florida that account for approximately 13.5%, 12.6%, 10.7%, 10.2% and 8.1%, respectively, of Datacom JV total cell tower rental revenue. For the nine months ended September 30, 2025, the Datacom JV owned cell towers located in Texas, Wisconsin, New York, Missouri and Florida that account for approximately 12.9%, 12.2%, 11.2%, 11.7% and 8.3%, respectively, of total cell tower rental revenue.

For the nine months ended September 30, 2026, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., T-Mobile USA, Inc. and US Cellular accounted for approximately 31.8%, 17.7%, 16.9% and 7.7%, respectively, of total Datacom JV cell tower revenue. For the nine months ended September 30, 2025, cell tower leases with tenants under common control of Verizon Communications Inc., AT&T Inc., T-Mobile USA, Inc. and US Cellular accounted for approximately 31.3%, 18.6%, 13.2% and 8.5%, respectively, of Datacom JV total cell tower revenue.

As a Lessee

The Datacom JV is a lessee for certain properties, including ground leases. The weighted-average remaining lease term was 4.2 years as of September 30, 2026. The Datacom JV’s weighted-average discount rate for operating leases was 7.8% as of September 30, 2026.

The following table is a summary of the Datacom JV’s maturities of operating lease liabilities for each of the next five years ending December 31 and thereafter:

Year ending December 31:
Remainder of 2026	$303,570
2027	1,206,560
2028	1,201,669
2029	1,201,013
2030	1,203,325
Thereafter	5,940,688
Total undiscounted lease payments	11,056,825
Less imputed interest	(3,359,677)
Total lease liabilities - net	$7,697,148

Datacom JV Summarized Balance Sheet and Statements of Operations

The following table summarizes the balance sheets of the Datacom JV as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Assets
Investments in properties, net	$51,662,146	$53,561,971
Cash and cash equivalents	1,461,025	235,090
Restricted cash	681,345	2,576,463
Intangible assets, net	57,177,839	62,440,888
Ground lease ROU assets, net	7,476,152	7,792,632
Other assets, net	1,988,449	2,112,005
Total assets	$120,446,956	$128,719,049
Liabilities and members’ equity
Loan payable, net	$44,421,746	$44,317,320
Accounts payable and accrued liabilities	769,809	948,144
Due to affiliates	58,151	132,059
Acquisition, asset and property management fees payable	264,210	1,559,853
Lease liabilities, net	7,697,148	7,959,436
Other liabilities, net	7,386,365	7,103,895
Total liabilities	60,597,429	62,020,707
Members’ equity	59,849,527	66,698,342
Total liabilities and members’ equity	$120,446,956	$128,719,049
The Company’s share of equity in Datacom JV	$30,703,583	$34,861,734

The following table summarizes the statements of operations of the Datacom JV for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenues	$1,507,442	$1,539,127	$4,530,156	$4,271,496
Operating expenses	676,148	799,158	2,211,299	2,078,378
Asset and property management fees	183,375	258,230	553,206	607,264
Depreciation and amortization	2,818,711	2,696,390	8,480,150	7,681,634
Interest expense, net of interest income	737,942	769,872	2,176,257	1,929,080
Total expenses	4,416,176	4,523,650	13,420,912	12,296,356
Net loss of Datacom JV	$(2,908,734)	$(2,984,523)	$(8,890,756)	$(8,024,860)
The Company’s allocated loss from Datacom JV	$(1,366,770)	$(1,381,269)	$(4,158,151)	$(3,753,915)

8.	LOAN PAYABLE

On March 15, 2023, the Company entered into a credit agreement (the “Revolving Facility” or the “Sunflower Secured Credit Facility”) pursuant to which the Company may request advances on a revolving facility up to an initial aggregate principal of $35,000,000. During the nine months ended September 30, 2025, the Company drew down $5,505,795 to fund future development costs. Following the Tower Sale in December 2025, the Company repaid $16,500,000 of the outstanding loan balance, resulting in an outstanding principal balance of approximately $18,340,795 as of December 31, 2025.

On March 15, 2026, in accordance with the Sunflower Secured Credit Facility agreement, the outstanding balance on the Sunflower Secured Credit Facility principal balance became fixed at the then outstanding amount of $18,340,795 with no remaining available borrowing capacity. On the same date, the outstanding balance also converted to an amortizing loan with principal and interest payments required to be paid monthly over an amortization period of 25 years with the remaining unamortized balance of principal and interest due and payable in full on March 15, 2028, the loan’s maturity date.

On September 2, 2026, the Company repaid the outstanding loan payable balance amounting to $17,973,979.

The Revolving Facility’s base rate loans bore interest at the lesser of (i) 1.75% plus the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Secured Overnight Financing Rate (“SOFR”) for a one-month term in effect on such date plus 0.25% (“Term SOFR”) and (ii) the “Maximum Rate” as defined in the agreement as the maximum interest rate allowed under New York Law. The Revolving Facility’s SOFR rate loans bore interest at the lesser of (i) 2.75% plus Term SOFR for the relevant Interest Period and (ii) the Maximum Rate.

Under the Revolving Facility, the Company was required to maintain certain financial covenants such as (1) the weighted average remaining lease term of data center properties shall not be permitted to be less than 60 months; (2) the fixed charge coverage ratio (pre-distribution) shall not be permitted to be less than 1.25 to 1.00; (3) the fixed charge coverage ratio (post-distribution) shall not be permitted to be less than 1.10 to 1.00; and (4) the loan to value ratio shall not be permitted to be greater than 70%. The Company was in compliance with these financial covenants as of December 31, 2025 and through repayment date.

As of December 31, 2025, the carrying value of the Company’s loan payable was substantially equal to its fair value. The fair value of the Company’s indebtedness was estimated by modeling the cash flows required by the Revolving Facility and discounting them back to present value using the appropriate discount rate. Additionally, the Company considered current market rates and conditions by evaluating similar current borrowing agreements with comparable terms. The inputs used in estimating the fair value of the Company’s indebtedness are considered Level 3. See Note 2, “Summary of Significant Accounting Policies — Fair Value Instruments,” for more information on the three-tier fair value hierarchy.

9.	EQUITY (DEFICIT)

Authorized Capital Stock

The Company is authorized to issue multiple classes of shares of common stock, which include Class A, Class AX, Class D, Class DX, Class I, Class IX, Class S, and Class T shares. As of September 30, 2026 and December 31, 2025, the Company’s authorized capital stock is summarized below. The Company terminated its Public Offering on April 30, 2026 and subsequently suspended the DRP.

		Number of Shares	Number of Shares
Classification	Par Value	Available	Outstanding
Class A Common Stock	0.01	6,000,000	4,282,337
Class AX Common Stock	0.01	3,000,000	1,341,888
Class D Common Stock	0.01	100,000,000	—
Class DX Common Stock	0.01	100,000,000	—
Class I Common Stock	0.01	100,000,000	3,305,288
Class IX Common Stock	0.01	100,000,000	1,351,915
Class S Common Stock	0.01	94,000,000	—
Class T Common Stock	0.01	97,000,000	69,793
Total		600,000,000	10,351,221

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

As of September 30, 2026 and December 31, 2025, holders of Class P OP Units and Class PX OP Units owned an aggregate of 1,285,664 units and 1,349,716 units, representing 11.05% and 11.09%, of the Operating Partnership, respectively. The equity interests held by these unitholders are reflected as a component of noncontrolling interest in the Operating Partnership on the consolidated balance sheets.

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

For the three and nine months ended September 30, 2026 and 2025, respectively, the following cash dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2026	2025	2026	2025
Class A Common Stock	$—	$638,034	$775,984	$1,957,079
Class AX Common Stock	—	5,768	90,130	9,941
Class I Common Stock	—	259,273	349,955	730,741
Class IX Common Stock	(781)	37,205	120,333	54,591
Class T Common Stock	—	3,455	7,890	4,158
Class P OP Units	—	203,637	202,914	662,326
Class PX OP Units	—	302	8,020	5,310
Total	$(781)	$1,147,674	$1,555,226	$3,424,146

On April 30, 2026, the Company announced that, following payment of the April 2026 distributions to stockholders, the Company does not currently expect to pay regular cash distributions to its stockholders unless and until such time as the Board declares a distribution.

Dividends and Distribution Reinvestment Plan

Under the Company’s charter and limited partnership agreement of the Operating Partnership, distributions to holders of Class AX shares, Class DX shares, Class IX shares, and Class PX OP Units are deemed distributed and then invested in additional shares of the same class at the applicable purchase price per share, net of any selling commissions and/or dealer manager fees associated with the applicable class (the “reinvestment plan”). Between the effective date and termination of the Public Offering, the Company adopted a DRP whereby Class D shares, Class I shares, Class S shares and Class T shares would have their cash distributions automatically reinvested in additional shares of common stock unless shareholders elected to receive distributions in cash.

For the three and nine months ended September 30, 2026 and 2025, respectively, the following DRP dividends and distributions were declared and paid or payable to stockholders and unitholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2026	2025	2026	2025
Class A Common Stock	$—	$—	$—	$—
Class AX Common Stock	—	190,603	152,974	571,711
Class I Common Stock	—	101,649	247,503	132,607
Class IX Common Stock	—	189,547	132,952	680,572
Class T Common Stock	—	—	—	—
Class P OP Units	—	—	2,483	—
Class PX OP Units	—	23,872	23,697	74,058
Total	$—	505,671	$559,609	$1,458,948

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

In connection with its efforts to preserve capital and enhance liquidity while the Company explores strategic alternatives, on April 28, 2026, the Board approved a suspension of the Repurchase Programs, other than for repurchases in connection with qualifying disability and death. The Repurchase Programs shall remain suspended unless and until such time as the Board approves their reinstatement. The Board will continue to evaluate the Company’s Repurchase Program on a quarterly basis to determine if and when it is in the Company’s and its stockholders’ and its unitholders’ best interests to reinstate the Repurchase Program. As of September 30, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $17,934,843 worth of shares of common stock and $2,505,066 OP units based on the September 2026 NAV, which are not recognized in Redemptions payable in the consolidated balance sheet due to the suspension of the Repurchase Programs.

For the three months ended September 30, 2026 and 2025, the Company repurchased 8,033 and 523,795 shares for $77,248 and $5,289,009, respectively. For the nine months ended September 30, 2026 and 2025, the Company repurchased 546,542 and 1,406,770 shares for $5,472,319 and $14,354,141, respectively. Additionally, for the three months ended September 30, 2026 and 2025, the Company repurchased an aggregate of 0 and 85,173 OP units held by third parties for $0 and $865,804, respectively. For the nine months ended September 30, 2026 and 2025, the Company repurchased an aggregate of 66,402 and 172,904 OP units held by third parties for $670,112 and $1,770,080, respectively.

Share Cancellation by StratCap Investment Management, LLC

On September 26, 2025, the Board approved a program pursuant to which the Sponsor may, over the course of twelve months, periodically cancel certain shares of common stock of the Company held by the Sponsor for no consideration (the “Cancellation Program”). For the period from September 26, 2025 through December 31, 2025, the Board accepted the (i) cancellation of 1,150,000 Class I shares held by the Sponsor for no consideration and (ii) a corresponding number of Class I OP Units in the Operating Partnership in connection with the Cancellation Program. For the three and nine months ended September 30, 2026, the Board did not accept any cancellations in connection with the Cancellation Program.

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

Selling Commissions and Dealer Manager Fees

During the Public Offering, which terminated on April 30, 2026, the dealer manager was entitled to receive selling commissions of 1.5% on Class D shares, 3.0% on Class T shares, and 3.5% on Class S shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class I shares did not incur selling commissions. The dealer manager was also entitled to receive dealer manager fees of 0.5% on Class T shares based on the transaction price of each applicable class of shares sold in the Public Offering. Class D shares, Class I shares, and Class S shares did not incur dealer manager fees. The dealer manager is also entitled to receive a stockholder servicing fee of 0.25%, 0.85% and 0.85% per annum of the aggregate NAV of the Company’s outstanding Class D shares, Class S shares, and Class T shares, respectively. The stockholder servicing fee with respect to Class T shares consists of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum; however, with respect to Class T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. There was no stockholder servicing fee with respect to Class I shares. The Company accrued the full cost of the stockholder servicing fee as an offering cost at the time a Class T share was issued during the Public Offering. The Company did not issue any Class S or Class D shares of common stock.

Net Loss Attributable to Company’s Stockholders

The following table provides the amounts attributable to Company’s stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from continuing operations	$(2,029,970)	$(2,434,693)	$(5,950,302)	$(6,501,065)
Loss from discontinued operations	—	(884,410)	—	(2,166,458)
Net loss	$(2,029,970)	$(3,319,103)	$(5,950,302)	$(8,667,523)

10.	RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Related-Party Ownership

As of September 30, 2026, the Sponsor owned 1,789,649 Class I shares and 25,119 Class IX shares and effectively owned 15.6% of the Company. As of December 31, 2025, the Sponsor owned 1,766,132 Class I shares and 24,787 Class IX shares and effectively owned 14.7% of the Company.

Due from Affiliates

Due from affiliates balance as of September 30, 2026 primarily included commissions reimbursement receivable of $61,436, marketing fee reimbursement receivable of $19,103 and reimbursable costs of $716. Due from affiliates as of December 31, 2025 primarily included commissions reimbursement receivable of $61,436, marketing fee reimbursement receivable of $19,103, and reimbursable costs of $23,391 paid by the Company on behalf of the Datacom JV.

Related-Party Transactions

The following details the amounts incurred by the Company related to the Company’s Advisor (“SWIFA”) and affiliates, including SCD, and the Sponsor, for the three and nine months ended September 30, 2026 and 2025; as well as amounts payable as of September 30, 2026 and December 31, 2025:

		Three Months Ended September 30,			Nine Months Ended September 30,
		2026	2025		2026	2025
Fees	Entity	Incurred	Incurred	Entity	Incurred	Incurred
Offering costs	SCD	$—	$11,411	SCD	$—	$1,468,357
Selling commissions, dealer manager, and stockholder servicing fees	SCD	—	1,123	SCD	10,675	18,914
Asset management fees	SWIFA	331,001	382,979	SWIFA	1,017,343	1,116,321
Property management Fees	SWIFA	8,729	65,488	SWIFA	29,939	65,488
Reimbursable operating expenses	SWIFA	41,696	5,945	SWIFA	246,269	276,269
Total		$381,426	$466,946		$1,304,226	$2,945,349

		September 30, 2026	December 31, 2025
Fees	Entity	Payable	Payable
Offering costs	SCD	$160,341	$681,881
Selling commissions, dealer manager, and stockholder servicing fees	SCD	39,334	32,717
Asset management fees	SWIFA	667,156	549,457
Property management fees	SWIFA	17,408	88,144
Operating expense reimbursement and other payables	SWIFA	60,277	978,015
Total		$944,516	$2,330,214

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

There were no organization and offering fees incurred and paid by the Advisor and its affiliates on the Company’s behalf for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company incurred approximately $11,411 and $1,468,357, respectively, in offering costs which were paid by the Advisor on the Company’s behalf. The related party payable associated with these costs as of September 30, 2026 and December 31, 2025 are disclosed in the table above in the “Related Party Transactions” section. With respect to the 15% cap on these expenses the Company has accumulated $10,314,332 and $10,203,747 of organization and offering expenses inception to date which represents approximately 6.03% and 5.97% of gross offering proceeds raised as of September 30, 2026 and December 31, 2025, respectively. Offering costs are charged to equity as incurred.

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

The management fee may be paid, at the Advisor’s election, in cash, Class I shares, or Class I OP units of the Operating Partnership. To the extent that the Advisor elects to receive any portion of its management fee in Class I shares or Class I OP units of Operating Partnership, the Company may repurchase such Class I shares or Class I OP units of the Operating Partnership from the Advisor at a later date. In the event the Advisory Agreement is terminated or its term expires without renewal, the Advisor will be entitled to receive its prorated management fee through the date of termination. On August 17, 2026, the Board, including all of the independent directors, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement for a one-year term, effective August 18, 2026. The Advisory Agreement expires on August 18, 2027, unless further renewed.

Asset management fees were $331,001 and $382,979 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, asset management fees were $1,017,343 and $1,116,321, respectively. On September 24, 2025, the Advisor agreed to waive accrued, unpaid management fees otherwise payable to the Advisor in the amount of $1,439,000 for services provided during the period from September 1, 2024 through August 31, 2025. The Company reclassified this accrued management fee to equity as a deemed contribution. Asset management fees payable, which were included within due to affiliates on the consolidated balance sheets, were $667,156 and $549,457 as of September 30, 2026 and December 31, 2025, respectively.

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

Property management fees related to the two data centers were $8,729 and $24,843 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, property management fees related to the two data centers were $29,939 and $24,843, respectively. Additionally, the Company incurred $40,645 in property management fees associated with the Tower Assets, which are included in the income from discontinued operations on the consolidated statement of operations during the three and nine months ended September 30, 2025.

Expense Support Agreement and Contingent Promissory Note

The Company entered into the Amended and Restated Expense Support Agreement with our Operating Partnership and the Advisor on August 12, 2025 (as amended, the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, the Advisor agreed to defer certain fees and fund certain of our expenses, subject to the terms of the Expense Support Agreement. The Advisor is entitled to reimbursement of fees that it had deferred and expenses that it had paid, subject to certain conditions being met. Pursuant to the Expense Support Agreement, the Advisor could incur maximum aggregate expense payments of $10,000,000, which we refer to as the expense payment limit. The Company would be obligated to reimburse the Advisor for any expense support payments it receives over a period up to four years, if the cumulative Company’s funds from operations exceed the cumulative distributions to stockholders and unit holders. Organization and offering costs are not included as expenses subject to the Expense Support Agreement but instead are subject to the terms of the advisory agreement by and among the Operating Partnership, the Company and Advisor, dated August 18,

2023 (as amended, the “Advisory Agreement”). During the three and nine months ended September 30, 2026 and 2025, the Company did not receive any expense support payments from the Advisor.

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

Performance Participation Allocation

As a special limited partner of the Operating Partnership, the Advisor holds a performance participation interest in the Operating Partnership, entitling the Advisor to receive an allocation of the Operating Partnership’s total return. The annual total return will be allocated solely to the Advisor only after the other unitholders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Advisor and all other unitholders is equal to 12.5% and 87.5%, respectively. Thereafter, the Advisor will receive an allocation of 12.5% of the annual total return. Total return is defined as (i) all distributions accrued or paid (without duplication) on the OP Units outstanding at the end of such period since the beginning of the then-current calendar year, plus (ii) the change in aggregate Net Asset Value (as defined in the Operating Partnership’s limited partnership agreement) of such units since the beginning of the year, before giving effect to (a) changes resulting solely from the proceeds of issuances of OP Units, (b) any allocation/accrual to the performance participation interest, and (c) applicable stockholder servicing fee expenses (including any payments made to the Company for payment of such expenses).

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

For the three and nine months ended September 30, 2026, there was no performance participation allocation expense recognized by the Company as the required return was not met. For the three and nine months ended September 30, 2025, the Company recognized $(165,100) and $0, respectively, in performance participation allocation expenses.

Operating Expenses and Reimbursements

The Company may reimburse the Advisor’s costs of providing administrative services, including personnel and related employment costs, and expenses related to financing services (except with respect to acquisition and disposition services or asset management services for which the Advisor receives separate fees). The Company reimbursed the Advisor for $234,757 and $0 of operating expenses during the three months ended September 30, 2026 and 2025, respectively. The Company reimbursed the Advisor for $1,164,007 and $0 of operating expenses during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company owed $60,277 and $978,015, respectively, to the Advisor in operating expenses and reimbursement obligations.

11.	REVENUES

As of September 30, 2026, the weighted-average remaining current term of the tenant operating leases was approximately 9.1 years. As of September 30, 2026, the minimum future rental payments due from tenants under operating leases, having initial or remaining noncancelable lease terms for each of the next five years ending December 31 and thereafter is as follows:

Years ending December 31:
Remainder of 2026	$508,973
2027	2,056,716
2028	1,660,719
2029	1,388,658
2030	1,425,020
Thereafter	7,794,383
Total	$14,834,469

See Note 2 for further discussion regarding the Company’s lessor arrangements.

12.SEGMENT REPORTING

Prior to the Tower Sale in December 2025, the Company had three operating segments which were presented as three reportable segments: cell towers, data centers, and investments in joint ventures. The cell towers and data centers reportable segments are made up of various consolidated subsidiaries of the Company, and the joint ventures segment is currently made up of a 100% owned subsidiary dedicated to identifying and making investments in joint venture entities that own data/communications infrastructure. As of September 30, 2026 and December 31, 2025, the joint venture segment has a single investment in the 51% owned Datacom JV. Following the Tower Sale, the Company has two operating segments.

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

The following are the segment results for the three months ended September 30, 2026:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$653,225	$—	$653,225
Total revenues	653,225	—	653,225
Expenses:
Property operating expenses	99,624	—	99,624
General and administrative	654	—	654
Total expenses	100,278	—	100,278
Other expenses:
Interest expense	(213,264)	—	(213,264)
Loss on investment in Datacom JV	—	(1,366,770)	(1,366,770)
Segment operating net loss	$339,683	$(1,366,770)	(1,027,087)
Depreciation and amortization			(306,253)
General and administrative			(609,016)
Asset management fees			(331,001)
Interest income			101,790
Loss on extinguishment of debt			(95,388)
Loss from continuing operations			$(2,266,955)

The following are the segment results for the three months ended September 30, 2025:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$681,923	$—	$681,923
Total revenues	681,923	—	681,923
Expenses:
Property operating expenses	101,068	—	101,068
General and administrative	2,030	384	2,414
Total expenses	103,098	384	103,482
Other expenses:
Interest expense	(297,665)	—	(297,665)
Loss on investment in Datacom JV	—	(1,381,269)	(1,381,269)
Segment operating net loss	$281,160	$(1,381,653)	(1,100,493)
Depreciation and amortization			(306,253)
General and administrative			(1,127,153)
Asset management fees			(382,979)
Interest income			1,755
Performance participation allocation			165,100
Loss from continuing operations			$(2,750,023)

The following are the segment results for the nine months ended September 30, 2026:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$1,964,480	$—	$1,964,480
Total revenues	1,964,480	—	1,964,480
Expenses:
Property operating expenses	271,198	—	271,198
General and administrative	7,714	385	8,099
Total expenses	278,912	385	279,297
Other expenses:
Interest expense	(844,179)	—	(844,179)
Loss on investment in Datacom JV	—	(4,158,151)	(4,158,151)
Segment operating net income (loss)	$841,389	$(4,158,536)	(3,317,147)
Depreciation and amortization			(918,759)
General and administrative			(2,025,740)
Asset management fees			(1,017,343)
Interest income			621,449
Loss on extinguishment of debt			(95,388)
Gain on sale of easement			110,172
Loss from continuing operations			$(6,642,756)

The following are the segment results for the nine months ended September 30, 2025:

	Data Center	Datacom JV	Total
Revenues:
Rental revenues	$1,930,952	$—	$1,930,952
Total revenues	1,930,952	—	1,930,952
Expenses:
Property operating expenses	226,133	—	226,133
General and administrative	4,743	384	5,127
Total expenses	230,876	384	231,260
Other expenses:
Interest expense	(942,203)	—	(942,203)
Loss on investment in Datacom JV	—	(3,753,915)	(3,753,915)
Segment operating net income (loss)	$757,873	$(3,754,299)	(2,996,426)
Depreciation and amortization			(918,759)
General and administrative			(2,516,368)
Asset management fees			(1,116,321)
Interest income			5,305
Loss from continuing operations			$(7,542,569)

The operating segments assets held as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Data Center	$32,656,105	$33,175,658
Joint Venture	30,706,052	34,861,734
Other (Corporate)	10,321,761	43,937,706
Total assets	$73,683,918	$111,975,098

13.COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of wireless communication owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the financial condition, results of operations, and cash flows of the Company.

Litigation

The Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026 and December 31, 2025, the Company was not involved in any material legal proceedings.

Indemnification

The Company indemnifies the Advisor, Sponsor, and affiliates for all expenses, losses, liabilities, and damages the Advisor actually and reasonably incurs in connection with the defense or settlement of any action arising out of, or relating to, the conduct of the Company’s activities, except an action with respect to which the Advisor is adjudged to be liable for breach of a fiduciary duty owed to the Company or the stockholders under the Charter. The Company had not recognized any obligation on its consolidated balance sheet with respect to this indemnification arrangement as of September 30, 2026 or December 31, 2025.

*****

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

As of September 30, 2026, through wholly-owned subsidiaries of our Operating Partnership, we own 100% of the fee simple interest in two data centers leased to three tenants, as well as a 51% interest, through the Datacom JV, in 150 towers with associated ground leases or easements, two rooftop easements, 235 tenant operating leases and other related assets.

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

Due to recent volatility in the digital infrastructure market driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter credit conditions, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests, the Advisor, with the assistance from a financial advisor, has been internally reviewing the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. As previously disclosed, based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity, including the suspension of the Company's distribution program and share repurchase program (other than repurchases sought pursuant to the death or qualifying disability of a stockholder), which suspensions remain in effect as of the date of this filing.

On September 23, 2026, the Company announced that the Board had concluded its strategic alternatives review process. As part of that process, the Board reviewed strategic alternatives, including a potential sale of the Company, and retained a financial advisor that engaged in discussions with potential counterparties. Based on this process and subsequent review, the Board determined not to pursue a sale of the Company at this time.

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

Our primary objective remains maximizing stockholder value while managing the Company’s liabilities, capital structure and liquidity. Our Advisor and the Board will continue to evaluate the Company’s business plan and consider other alternatives, including potential asset sales or other strategic transactions, measures to manage the Company’s liabilities, capital structure and liquidity, and potential special distributions or other returns of capital in connection with any completed transaction. The timing, amount and form of any special distribution or other return of capital would depend on, among other things, the completion and terms of any asset sale or other transaction, the Company’s liabilities and liquidity requirements, appropriate reserves, the Company’s contractual obligations, applicable legal requirements and further approval by the Board. In the meantime, the Company expects to operate with constrained liquidity and will limit its activities primarily to maintaining existing operations and meeting ongoing obligations.

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

Results of Operations

As of September 30, 2026, the Company’s portfolio represents the two data centers leased to three tenants. The disposition of the Company’s Tower Assets in December 2025 represented a strategic shift in the Company’s business and as such, qualified for discontinued operations presentation. The results of the properties that have been sold for the three and nine months ended September 30, 2025 were reclassified to loss from discontinued operations. These reclassifications had no effect on our reported net income.

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
Revenues:
Rental revenues	$653,225	$681,923	$(28,698)	$1,964,480	$1,930,952	$33,528
Total revenues	653,225	681,923	(28,698)	1,964,480	1,930,952	33,528
Expenses:
Property operating expenses	99,624	101,068	(1,444)	271,198	226,133	45,065
General and administrative	609,670	1,129,567	(519,897)	2,033,839	2,521,495	(487,656)
Asset management fees	331,001	382,979	(51,978)	1,017,343	1,116,321	(98,978)
Depreciation and amortization	306,253	306,253	—	918,759	918,759	—
Performance participation allocation	—	(165,100)	165,100	—	—	—
Total expenses	1,346,548	1,754,767	(408,219)	4,241,139	4,782,708	(541,569)
Loss on investment in Datacom JV	(1,366,770)	(1,381,269)	14,499	(4,158,151)	(3,753,915)	(404,236)
Interest expense	(213,264)	(297,665)	84,401	(844,179)	(942,203)	98,024
Interest income	101,790	1,755	100,035	621,449	5,305	616,144
Loss on extinguishment of debt	(95,388)	—	(95,388)	(95,388)	—	(95,388)
Gain on sale of easement	—	—	—	110,172	—	110,172
Loss from continuing operations	(2,266,955)	(2,750,023)	483,068	(6,642,756)	(7,542,569)	899,813
Loss from discontinued operations	—	(998,955)	998,955	—	(2,509,952)	2,509,952
Net loss	(2,266,955)	(3,748,978)	1,482,023	(6,642,756)	(10,052,521)	3,409,765
Net loss attributable to non-controlling interests in the Operating Partnership	(236,985)	(429,875)	192,890	(692,454)	(1,384,998)	692,544
Net loss attributable to Company’s stockholders	$(2,029,970)	$(3,319,103)	$1,289,133	$(5,950,302)	$(8,667,523)	$2,717,221

Rental Revenue

For the three and nine months ended September 30, 2026, rental revenues remained generally flat compared to the three and nine months ended September 30, 2025 as both data centers were fully occupied at the beginning of January 2025.

General and Administrative

For three and nine months ended September 30, 2026, general and administrative expenses decreased compared to the three and nine months ended September 30, 2025, respectively, due to the decrease in audit fee, legal and printing costs, among others, as a result of the termination of the Public Offering in April 2026 and reduced filings and reporting.

Asset Management Fees

For the three and nine months ended September 30, 2026, asset management fees were slightly lower compared to the three and nine months ended September 30, 2025 due to the slight decrease in NAV. Asset management fees were broadly in line with prior year given there were no material changes in NAV under management.

Performance Participation Allocation

There was no performance participation allocation recognized during the three and nine months ended September 30, 2026 and nine months ended September 30, 2025 as the total returns did not exceed the hurdle rate for the period. During the three months ended September 30, 2025, the Company reversed $165,100 of excess accrual of performance participation allocation.

Loss on Investment in Datacom JV

For the three months ended September 30, 2026, loss on investment in the Datacom JV decreased slightly compared to the three months ended September 30, 2025 due to lower interest expense resulting from a decrease in interest rates and the recovery of previously written off accounts, partially offset by higher depreciation expense. For the nine months ended September 30, 2026, loss on investment in the Datacom JV increased compared to the nine months ended September 30, 2025 due to higher interest expense resulting from increased borrowings and  higher depreciation expense, partially offset by higher rental revenue attributable to asset acquisitions.

Interest Expense

For the three and nine months ended September 30, 2026, interest expense slightly decreased compared to the three and nine months ended September 30, 2025 due to the required monthly principal paydown beginning in March 2026 and the repayment in full of the Revolving Facility.

Interest Income

For the three and nine months ended September 30, 2026, interest income increased compared to the three and nine months ended September 30, 2025 due to the increase in average cash balance which was attributable to the proceeds from the Tower Sale.

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

The Company prepares its valuations in accordance with the procedure described in the “Net Asset Value Calculations and Valuation Procedures” in Exhibit 99.1 incorporated by reference into this Quarterly Report. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

On May 14, 2026, the Board authorized the amendment of the Company’s valuation policy to change the frequency that the Company determines its estimated NAV per share from monthly to quarterly.

September 30, 2026 NAV Per Share

On October 21, 2026, the Board approved an updated quarterly estimated NAV for each outstanding class of shares of the Company and Class P and Class PX limited partnership units of the Operating Partnership as of September 30, 2026. The Company calculates an estimated NAV per share in accordance with the valuation policy adopted by its audit committee and approved by the Board. The Company’s estimated NAV per share for each class of stock is calculated by the Advisor and reviewed and confirmed by the audit committee prior to Board approval.

The total NAV presented in the following tables includes the NAV of the holders of the Company’s Class A shares (were not offered in the Public Offering), Class AX shares (were not offered in the Public Offering), Class I shares and Class IX shares (were not offered in the Public Offering), Class T shares, as well as partnership interests of the Operating Partnership held by parties other than the Company. As of September 30, 2026, no Class D shares, Class DX shares or Class S shares were outstanding. The following table provides a breakdown of the major components of the Company’s total NAV as of September 30, 2026:

Components of NAV
Investments in properties	$38,165,326
Investment in Datacom JV	49,636,293
Cash and cash equivalents	9,211,997
Due from affiliates	81,255
Tenant and other receivables	126,311
Prepaid and other assets, net	2,442,486
Redemptions payable	(30,537)
Accounts payable and accrued liabilities	(891,208)
Due to affiliates	(911,352)
Unamortized expense support repayment/O&O(1)	11,881,318
Net asset value	$109,711,889
(1)	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs were recognized under the Expense Support Agreement and advisory agreement (together, the “Agreements”), respectively, and are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four- to-five-year period as a reduction of the outstanding unamortized balance. As of September 30, 2026, the unamortized expense support repayment balance was $11,881,318 with operating expenses being amortized over a four-year period from date of occurrence and organizational and offering costs beginning to be amortized over a five-year period, decreasing the outstanding unamortized balance, and the amount payable by the Advisor to the Company, over the respective periods based on an amortization schedule maintained by the Company. On February 10, 2025, the Advisor executed a non-interest bearing promissory note, or the Promissory Note, in favor of the Company for reimbursement to the Company of any portion of the $13,459,476 that is not recognized within the four and five- year periods in which such amounts were originally incurred, with such amount, if any, payable by the Advisor to the Company at the expiration of the Agreements respective four and five-year period. In the event of the liquidation of the Company, the remaining unamortized amounts, if any, would be repaid by the Advisor to the Company. The $13,459,476 has not been recognized as a receivable on the Company’s consolidated financial statements in accordance with generally accepted accounting principles in the United States, as the settlement of any unamortized balance of such amount payable by the Advisor to the Company is contingent upon the occurrence of certain future events pursuant to the terms of the Agreements. On February 10, 2025, HMC Capital Limited ABN 94 138 990 593 executed a Limited Guarantee to guarantee our Advisor’s obligations under the Promissory Note.

The following table provides a breakdown of the Company’s total NAV and NAV per share/unit by class as of September 30, 2026:

						Class P	Class PX
	Class A	Class AX	Class I	Class IX	Class T	Units (1)	Units (1)	Total (2)
Net Asset Value	$40,316,001	$12,612,999	$31,161,442	$12,716,787	$662,385	$10,531,117	$1,711,158	$109,711,889
Number of outstanding shares	4,282,337	1,341,888	3,305,288	1,351,915	69,793	1,105,927	179,737	11,636,885
NAV/Share	$9.4145	$9.3994	$9.4278	$9.4065	$9.4908	$9.5224	$9.5203	$9.4279
(1)	Includes the partnership interests of the Operating Partnership held by parties other than the Company.
(2)	As noted above, Class A shares, Class AX shares and Class IX shares were not offered in the Public Offering. Such shares were offered in the Company’s private offering, which terminated prior to the commencement of the Public Offering.

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

These assumptions are determined by our Advisor and reviewed for reasonableness by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

			Data Centers
	Hypothetical	Investment in	Investment
Input	Change	Datacom JV	Values
Discount Rate	0.25% decrease	2.04%	1.89%
Discount Rate	0.25% increase	(1.99)%	(1.85)%
Exit Capitalization Rate	0.25% decrease	4.35%	2.50%
Exit Capitalization Rate	0.25% increase	(3.86)%	(2.31)%

The following table reconciles U.S. GAAP total equity per our condensed consolidated balance sheet as of September 30, 2026 to our NAV:

Total equity	$71,377,094
Adjustments:
Unrealized appreciation of investments in real estate and Datacom JV	23,265,178
Accumulated depreciation and amortization	3,689,269
Straight line rent receivable	(534,134)
Accrued stockholder servicing fees	33,164
Accrued expense support repayment	11,881,318
NAV	$109,711,889

The following details the adjustments to reconcile the Company’s total GAAP equity to our NAV:

●	We depreciate our investments in properties and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization are not recorded for purposes of calculating our NAV.

●	Our investments in properties are presented at their depreciated cost basis in our consolidated GAAP financial statements. Our investment in Datacom JV is accounted for under the equity method of accounting. As such, any increases or decreases in the fair market value of our investments in real estate as well as our investment in Datacom JV are not included in our GAAP results. For purposes of calculating our NAV, our investments in real estate and Datacom JV are recorded at fair value.

●	Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fees for Class T shares, Class S shares and Class D shares. Under GAAP, we accrued (i) the full amount, up to the applicable 8.75% fee limitation, for Class T shares, Class S shares and Class D shares and (ii) the future stockholder servicing fees based on the estimated life of the shares held by stockholders for Class T shares, Class S shares and Class D shares as an offering cost at the time we issued the applicable share. The Company did not issue any Class S or Class D shares of common stock. Refer to Note 9, “Equity (Deficit),” to our condensed consolidated financial statements for further details of the GAAP treatment regarding the stockholder servicing fees. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction to NAV on a monthly or quarterly basis, as applicable, when such fees are paid.

●	We recognize rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

●	Unamortized expense support repayment represents certain operating expenses and organizational and offering costs funded by the Company that are transaction costs and other professional fees that the Company has incurred since its inception. Such operating expenses and organizational and offering costs are added back to the Company’s net asset value until they are amortized and recognized by the Company in accordance with the Agreements as described in footnote 1 to the table detailing the major components of our total NAV above. Such amounts have an economic contractual benefit of four to five years, and therefore, for purposes of the net asset value calculation, are capitalized as an adjustment to the Company’s net asset value and amortized over the four-to-five-year period as a reduction of the outstanding unamortized balance.

Liquidity and Capital Resources

As of September 30, 2026, our current total liquidity is $9,211,997, representing cash and cash equivalents. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources. Historically, we have generated capital through the issuances of our common stock and OP Units and by borrowing monies. The Public Offering terminated on April 30, 2026 and we are currently not raising any capital.

Due to recent volatility in the digital infrastructure market driven by uncertainty surrounding technology and AI companies’ capital expenditure plans, tighter conditions in the credit markets, the current geopolitical environment and a challenging fundraising environment in the retail investor channel marked by increased repurchase requests, the Advisor, with the assistance from a financial advisor, has been internally reviewing the Company’s outlook with a view towards determining the best path forward for the Company and its stockholders. As previously disclosed, based on this review and upon the Advisor’s recommendation, the Board adopted several immediate actions to preserve liquidity, including the suspension of the Company's distribution program and share repurchase program (other than repurchases sought pursuant to the death or qualifying disability of a stockholder), which suspensions remain in effect as of the date of this filing. We repaid in full the balance of our Sunflower Secured Credit Facility; therefore, depending on the outcome of the continuing evaluation of the Company’s business plan and other alternatives, we may decide to obtain other lines of credit for various purposes. Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

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

For the nine months ended September 30, 2026 and 2025, cash flows from operating activities were negative and did not provide adequate funding for payments of distributions. Proceeds from our offerings have been used to fund the payment of distributions declared and distributed for the three and nine months ended September 30, 2026 and 2025 as follows:

	Nine Months Ended September 30,
	2026	2025
Distributions declared:
Paid or payable in cash	$1,555,226	$3,424,146
Reinvested in shares or units (DRP)	559,609	1,458,948
Total declared and distributed	$2,114,835	$4,883,094
Source of funds for distributions:
Offering proceeds	$1,555,226	$3,424,146
Issuance of new shares of units (DRP)	559,609	1,458,948
Total sources for distributions	$2,114,835	$4,883,094

Contractual Obligations

In September 2026, the Company repaid its outstanding loan balance. There are no current and long-term material cash requirements as of September 30, 2026.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Net Change
Net cash used in operating activities	$(4,228,679)	$(1,894,730)	$(2,333,949)
Net cash provided by (used in) investing activities	162,281	(7,137,054)	7,299,335
Net cash (used in) provided by financing activities	(28,765,909)	7,903,967	(36,669,876)

Operating Activities

For the nine months ended September 30, 2026 and 2025, net cash used in operating activities were primarily related to the payments of general and administrative expenses, reimbursement of expenses paid by the Advisor and its affiliates, and interest payments on our outstanding indebtedness. The increase in cash used in operating activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by a repayment of performance participation allocation payable to the Advisor as well as repayment of amounts due to affiliates during the nine months ended September 30, 2026. In general, cash flows from operating activities are affected by the timing of cash receipts and payments.

Investing Activities

For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, the increase in net cash provided by investing activities was primarily due to a $7.1 million decrease in asset acquisitions and funding of preacquisition development costs.

Financing Activities

For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, the increase in net cash used in financing activities was primarily due to a $21.5 million decrease in proceeds from the issuance of common stock and OP Units, a $5.5 million decrease in borrowings under the Company’s Revolving Facility, and $18.3 million of repayments under the Revolving Facility, including scheduled amortization. These decreases were partially offset by lower distributions and redemptions of common stock and OP Units as these were partially suspended beginning April 2026.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. No modifications to these estimates were made during the three and nine months ended September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Based upon this evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A “Risk Factors” in our Annual Report as updated by the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities of the Company during the three months ended September 30, 2026.

Use of Proceeds

From inception through September 30, 2026, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering, the OP Unit Offering, and the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,984,298	Actual
Other organization and offering costs	8,330,034	Actual
Total	$10,314,332

As of September 30, 2026, the net offering proceeds to us from our Private Offering, the OP Unit Offering, and the Public Offering, including proceeds from the Company’s distribution reinvestment plan (“DRP”) and after deducting the total expenses incurred as described above, were approximately $166,737,665.

Distributions

We elected to be taxed as a real estate investment trust, or REIT, under the Code, commencing with the taxable year ended December 31, 2021, and expects to continue to qualify as a REIT under the Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Our Board may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. Our Board has suspended our distribution program, and such suspension remains in effect as of the date of this filing. The timing and amount of any future distributions will be determined by our Board, in its discretion, and may vary from time to time. Our Board’s discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our shares of common stock.

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

From January through April 2026, the Company declared $2,114,835 in distributions, all of which were paid by May 2026. For the nine months ended September 30, 2025, the Company declared distributions totaling to $4,883,094, of which $360,695 was unpaid as of September 30, 2025. All of the unpaid distributions as of September 30, 2025 were paid in October 2025.

The following table provides information regarding distributions we declared for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Distributions
Payable in cash	$1,555,226	$3,424,146
Reinvested in shares	559,609	1,458,948
Total distributions	$2,114,835	$4,883,094

Distribution Reinvestment Plan

During the Public Offering, which terminated on April 30, 2026, the Company provided an offering up to $75 million in shares pursuant to the Company’s DRP at the then current NAV per share amount. The Company reserved the right to reallocate the shares the Company was offering among the Company’s classes of common stock and between the Primary Offering and the Company’s DRP. There were no selling commissions, dealer manager fees or stockholder servicing fees on shares sold pursuant to the Company’s DRP. The amount available for distributions on all Class D shares, Class T shares and Class S shares was reduced by the amount of stockholder servicing fees payable with respect to the Class D shares, Class T shares and Class S shares issued in the Public Offering. For the nine months ended September 30, 2026, $559,609 in distributions were reinvested pursuant to the Company’s DRP. The DRP was suspended in connection with the termination of the Public Offering and remains suspended as of the date of this filing.

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

During the three months ended September 30, 2026, the Company repurchased the following shares of common stock under the partially suspended share repurchase program:

		Total Number of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Share (1)	Percentage of NAV (2)
July 2026	1,906,423	—	$—	—
August 2026	1,901,569	4,854	$9.6232	—
September 2026	1,905,125	3,179	$9.6059	—
(1)	Represents aggregate NAV of the shares repurchased under our share repurchase program over aggregate NAV of all shares outstanding, in each case, based on the then-current NAV.
(2)

Repurchases are limited as described above, and commencing with repurchases in April 2026, we partially suspended the repurchase program to only allow death and qualifying disability repurchase requests. As of September 30, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $17,934,843 worth of shares of common stock based on the September 2026 NAV.

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

During the three months ended September 30, 2026, the Company repurchased the following OP Units under the partially suspended OP Unit Repurchase Program:

		Total Number of		Approximate Dollar
		Units Purchased as		Value of Units
	Total Number of	Part of Publicly		Available that may yet
	Units Requested to	Announced Plans or	Average Price	be Repurchased as a
Period	be Repurchased	Programs	Paid per Unit (1)	Percentage of NAV (2)
July 2026	263,071	—	$—	—
August 2026	263,071	—	$—	—
September 2026	263,071	—	$—	—
(1)	Represents aggregate NAV of the units repurchased under the repurchase program over aggregate NAV of all units outstanding, in each case, based on the then-current NAV.
(2)	Repurchases are limited as described above, and commencing with repurchases in April 2026, we partially suspended the repurchase program to only allow death and qualifying disability repurchase requests. As of September 30, 2026, there were outstanding and unfulfilled repurchase requests aggregating to $2,505,066 worth of OP Units based on the September 2026 NAV.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

September 30, 2026
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
101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity; (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

StratCap Digital Infrastructure REIT, Inc.

Date:	November 13, 2026	By:	/s/ Adam Baxter
Adam Baxter
President, Secretary and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 13, 2026	By:	/s/ Michael Weidner
Michael Weidner
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)